Form 10QSB
period 2000-12-31
BY&C MANAGEMENT INC
filed 2001-02-20
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to _____________________

Commission File Number: _____________

                            B Y & C Management, Inc.
        (Exact name of small business issuer as specified in its charter)

Florida                                                               65-0832987
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         23 Corporate Plaza, Suite 180, Newport Beach, California, 92663
                    (Address of principal executive offices)

                                 (949) 720-7320
                           (Issuer's Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 17, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended.


                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                                    December 31       June 30
                                                                       2000            2000
                                                                     --------        -------
                                   A S S E T S
                                                                    (Unaudited)     (Audited)
Current Assets
    Cash                                                             $ 10,739        $   251
    Accounts Receivable                                                 1,500             --
                                                                     --------        -------
           Total Current Assets                                        12,239            251
                                                                     --------        -------
           Total Assets                                              $ 12,239        $   251
                                                                     ========        =======

                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable                                                    3,104
                                                                     --------        -------
           Total Current Liabilities                                    3,104             --
                                                                     --------        -------
           Total Liabilities                                            3,104             --

    Commitments and Contingencies                                          --             --


                      S T O C K H O L D E R S ' E Q U I T Y


Preferred Stock                                                                           --

     50,000,000 authorized shares, par value $.001 no shares issued and outstanding

Common Stock                                                            7,020          6,950

     100,000,000 authorized shares, par value $.001
     7,020,000 and 6,950,000 shares issued and outstanding

Additional Paid-in-Capital                                             69,930             --
Accumulated Deficit                                                   (67,815)        (6,699)
                                                                     --------        -------
           Total Stockholders' Equity (Deficit)                         9,135            251
                                                                     --------        -------
           Total Liabilities and Stockholders' Equity                $ 12,239        $   251
                                                                     ========        =======

                The accompanying notes are integral part of the
                       consolidated financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)

                                                        ---------------------------------           -----------
                                                           For the Three Months Ended               From 4/28/98
                                                                   December 31                       to Dec 31
                                                        ---------------------------------           -----------
                                                            2000                  1999                  2000
                                                        -----------           -----------           -----------
Revenues:

       Revenues                                                  --                    --               126,000
                                                        -----------           -----------           -----------
            Total Revenues                              $        --           $        --           $   126,000

Expenses:
       Consulting Services                                       --                    --                69,226
       Depreciation Expense                                      --                    --                 5,362
       Professional Fees                                      4,149                     0                81,034
       Operating Expenses                                     1,263                   398                29,284
                                                        -----------           -----------           -----------
            Total Expenses                                    5,412                   398               184,906

            Net Income (Loss) from Operations           $    (5,412)          $      (398)          $   (58,906)

Other Income and Expenses:

       Loss on Sale of Auto                                      --                    --               (10,986)
       Gain on Sale of Investments                               --                    --                 2,077
                                                        -----------           -----------           -----------
            Net Income before Taxes                          (5,412)                 (398)              (67,815)

Provision for Income Taxes:

       Income Tax Benefit                                        --                    --                    --

            Net Income (Loss)                           $    (5,412)          $      (398)          $   (67,815)
                                                        ===========           ===========           ===========


Basic and Diluted Earnings Per Common Share                  (0.001)               (0.000)               (0.010)
                                                        -----------           -----------           -----------

Weighted Average number of Common Shares                  7,020,000             6,950,000             7,020,000
       used in per share calculations                   ===========           ===========           ===========

                The accompanying notes are integral part of the
                       consolidated financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                             As of December 31, 2000
                                   (Unaudited)


                                                          $0.001          Paid-In      Accumulated    Stockholders'
                                          Shares         Par Value        Capital        Deficit         Equity
                                        ----------      ----------      ----------     ----------      ----------
Balance, April 28, 1998                         --      $       --      $       --     $       --      $       --

Stock Issuance *                         6,950,000           6,950              --             --           6,950

Net Income  (Loss)                                                                         57,379          57,379
                                        ----------      ----------      ----------     ----------      ----------

Balance, June 30, 1998                   6,950,000           6,950              --         57,379          64,329

Net Income  (Loss)                                                                        (43,697)        (43,697)
                                        ----------      ----------      ----------     ----------      ----------

Balance, June 30, 1999                   6,950,000           6,950              --         13,682          20,632

Net Income  (Loss)                                                                        (20,381)        (20,381)
                                        ----------      ----------      ----------     ----------      ----------

Balance June 30, 2000                    6,950,000           6,950              --         (6,699)            251

Shares Issued for Cash                      65,000              65          64,935                         65,000

Shares Issued for Services                    5000               5           4,995                          5,000

Net Income  (Loss)                                                                        (61,116)        (61,116)
                                        -------------------------------------------------------------------------

Balance December 31, 2000                7,020,000      $    7,020      $   69,930     $  (67,815)     $    9,135
                                        =========================================================================

                The accompanying notes are integral part of the
                       consolidated financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows

                                   (Unaudited)


                                                                 -------------------------        ------------
                                                                 For the Three Months Ended       From 4/28/98
                                                                        December 31                 to Dec 31
                                                                 -------------------------        ------------
                                                                   2000              1999             2000
                                                                 --------          -------          --------
Cash Flows from Operating Activities:

     Net Income (Loss)                                           $ (5,412)         $  (398)         $(67,815)

     Changes in operating assets and liabilities:
              Depreciation                                                                             5,362
              Accounts Receivable                                  (1,500)                            (1,500)
              Accounts Payable                                      3,104                              3,104
              Loss on Sale of Auto                                                                    10,986
              Gain on Sale on Investments                                                             (2,077)
              Stock issued for Services                                --               --            11,950
                                                                 --------          -------          --------
              Total Adjustments                                     1,604               --            27,825
                                                                 --------          -------          --------

Net Cash Used in Operating Activities                            $ (3,808)         $  (398)         $(39,990)


Cash Flows from Investing Activities:

     Sale of Auto                                                      --               --             5,100
     Purchase of Auto                                                  --               --           (21,448)
     Investments (Purchased) Sold                                      --               --             2,077
                                                                 --------          -------          --------
Net Cash Used in Investing Activities                            $     --          $    --          $(14,271)
                                                                 --------          -------          --------


Cash Flows from Financing Activities:

     Note Payable                                                      --               --                --
     Common Stock                                                      --               --            65,000
                                                                 --------          -------          --------
Net Cash Provided for Financing Activities                       $     --          $    --          $ 65,000
                                                                 --------          -------          --------

Net Increase (Decrease) in Cash                                  $ (3,808)         $  (398)         $ 10,739

Cash Balance,  Begin Period                                        14,547              660                --
                                                                 --------          -------          --------
Cash Balance,  End Period                                        $ 10,739          $   262          $ 10,739
                                                                 ========          =======          ========


Supplemental Disclosures:
     Cash Paid for interest                                      $     --          $    --          $     --
     Cash Paid for income taxes                                  $     --          $    --          $     --
     Stock Issued for Services                                      5,000               --            11,950


                The accompanying notes are integral part of the
                       consolidated financial statements.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We are an Internet based association of property management professionals and licensed real estate brokers and agents. Our website is currently in development and is not currently a source of revenues.

Liquidity and Capital Resources. We have cash of $10,739 as of December 31, 2000. We were incorporated on April 29, 1998 and our only material expenses since formation until December 31, 2000 have been consulting and professional fees of approximately $150,260. Our President, director and principal shareholder, Robert Younker, has paid a significant portion of our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Younker, in which he has agreed to pay our expenses, we anticipate that Mr. Younker will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Younker will pay our expenses is based on the fact that Mr. Younker has a significant equity interest in us. We believe that Mr. Younker will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Younker sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Younker will not sell some or all of his shares.

Results of Operations. We have not yet realized any revenue from our current operations. Our expenses of approximately $184,906 consist primarily of start-up costs from formation through December 31, 2000.

Our Plan of Operation for the Next Twelve Months. We are currently designing our website to provide a wide range of services to property management professionals and licensed real estate brokers and agents. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in the development of electronic commerce.

Our objective is to complete the development of our website in the next three to six months. We believe that our current available funds will be sufficient to complete the development of our website. Upon the completion of our website development, we anticipate that we will begin to generate revenues from membership dues and the fees that we will charge for our continuing education classes and certification programs. Any revenues generated will be used to market our website and expand our membership base. We cannot guaranty that will generate revenues to market our website and expand our membership base. Our failure to market our website and expand our membership base will harm our business and financial performance. If we are unable to generate revenues, we anticipate that our marketing activities will be very limited. In addition, our ability to generate revenues through our website depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet.

In our opinion, our available funds will satisfy our working capital requirements through June 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to conduct our operations in the next twelve months. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors have significant equity interests in us. We believe that our officers and directors will continue to pay our expenses as long as they maintain a significant equity interest in us. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        B Y & C Management, Inc.,
                                        a Florida corporation


February 19, 2001                  By:   /s/ Robert Younker
                                         -----------------------------------
                                         Robert Younker
                                         President, Director


February 19, 2001                  By:   /s/ Carol Jean Gehlke
                                         -----------------------------------
                                         Carol Jean Gehlke
                                         Secretary, Treasurer, Director


February 19, 2001                  By:   /s/ Calvin K. Mees
                                         -----------------------------------
                                         Calvin K. Mees
                                         Director