Form 10QSB/A
period 2000-12-31
BY&C MANAGEMENT INC
filed 2001-03-27
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB







( X )QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number: 000-31489

                            B Y & C Management, Inc.
        (Exact name of small business issuer as specified in its charter)

Florida                                                               65-0832987
-------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             23 Corporate Plaza, Suite 180, Newport Beach, California, 92663
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 720-7320
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 27, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.





<

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)



                                                                                June 30
                                                                                 2000
                                                                               (Audited)
----------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,739   $   251
Accounts Receivable. . . . . . . . . . . . . . . . . . . . . . . . .     1,500         0
                                                                    --------------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .    12,239       251
                                                                    --------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,239       251
                                                                    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     3,104         0
                                                                    --------------------
Accounts Payable and Accrued Liabilities

Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .     3,104         0
                                                                    --------------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .     3,104         0

Commitments and Contingencies

STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . .         0         0
Preferred Stock
50,000,000 authorized shares, par value $0.001 . . . . . . . . . . .     7,020     6,950
100,000,000 authorized shares, par value $.001
7,035,000 and 6,950,000 shares issued and outstanding, respectively.
100,000,000 authorized shares, par value $.001
7,035,000 and 6,950,000 shares issued and outstanding, respectively.

no shares issued and outstanding

                                                                        69,930         0
Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . . . .   (67,815)  (6,699)
                                                                    --------------------
Deficit accumulated during the development stage

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .     9,135       251
                                                                    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $ 12,239   $   251
                                                                    ====================

   The accompanying notes are an integral part of these financial statements.


                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                   APR 28, 1998
                                                               THREE MONTHS ENDED              SIX MONTHS ENDED     (INCEPTION)
                                                                  DECEMBER 31                    DECEMBER 31         TO DEC 31
                                                            2000                1999          2000         1999         2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:

Continuing education fees . . . . . . . . .  $                 0   $               0   $         0   $        0   $        0
Membership dues . . . . . . . . . . . . . .                    0                   0             0            0            0
                                           ----------------------------------------------------------------------------------
Total Revenues. . . . . . . . . . . . . . .                    0                   0             0            0            0

EXPENSES:
Consulting Services . . . . . . . . . . . .               15,000                   0        23,000        2,000       79,226
Depreciation Expense. . . . . . . . . . . .                    0                   0             0            0        5,362
Professional Fees . . . . . . . . . . . . .                4,149                   0        46,949            0       86,034
Organization and start-up expenses. . . . .                1,263                 398         6,167        8,862       29,284
                                           ----------------------------------------------------------------------------------
Total Expenses. . . . . . . . . . . . . . .               20,412                 398        76,116       10,862      199,906

Net Loss from Operations. . . . . . . . . .              (20,412)               (398)      (76,116)     (10,862)    (199,906)

OTHER INCOME AND (EXPENSES):
Other commission income . . . . . . . . . .                    0                   0             0            0      126,000
Loss on Sale of Auto. . . . . . . . . . . .                    0                   0             0      (10,986)     (10,986)
Gain on Sale of Investments . . . . . . . .                    0                   0             0        2,077        2,077
                                           ----------------------------------------------------------------------------------
Total other income (expense). . . . . . . .                    0                   0             0       (8,909)     117,091

Loss before provision for income taxes. . .              (20,412)               (398)      (76,116)     (19,771)     (82,815)

Provision for Income Taxes. . . . . . . . .                    0                   0             0            0            0
                                           ----------------------------------------------------------------------------------
Net Loss. . . . . . . . . . . . . . . . . .             ($20,412)              ($398)     ($76,116)    ($19,771)    ($82,815)
                                           ==================================================================================
Basic and diluted loss per common share . .               (0.003)             (0.000)       (0.011)      (0.003)      (0.012)
                                           ----------------------------------------------------------------------------------
Weighted average number of common shares
outstanding used in per share calculations.            7,028,000           6,950,000     7,012,000    6,950,000    6,958,000
                                           ==================================================================================

   The accompanying notes are an integral part of these financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM APRIL 28, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                   (Unaudited)

                                                                                         Deficit
                                                                                       accumulated
                                                        $0.001          Paid-In           during     Stockholders'
                                          Shares       Par Value        Capital     development stage   Equity
--------------------------------------------------------------------------------------------------------------
   Balance, April 28, 1998 (inception)             0   $      0     $         0     $         0        $     0

    Issuance of common stock . . . . .     6,950,000      6,950               0               0          6,950

   Net Income. . . . . . . . . . . . .             0          0               0          57,379         57,379
                                      ------------------------------------------------------------------------
   Balance, June 30, 1998. . . . . . .     6,950,000      6,950               0          57,379         64,329

   Net Loss. . . . . . . . . . . . . .             0          0               0         (43,697)       (43,697)
                                      ------------------------------------------------------------------------
   Balance, June 30, 1999. . . . . . .     6,950,000      6,950               0          13,682         20,632

   Net Loss. . . . . . . . . . . . . .             0          0               0         (20,381)       (20,381)
                                      ------------------------------------------------------------------------
   Balance June 30, 2000 . . . . . . .     6,950,000      6,950               0          (6,699)           251

   Shares Issued for Cash. . . . . . .        65,000         65          64,935               0         65,000

   Shares Issued for Services. . . . .        20,000         20          19,980               0         20,000

   Net Loss. . . . . . . . . . . . . .             0          0               0         (76,116)       (76,116)
                                      ------------------------------------------------------------------------
   Balance December 31, 2000 . . . . .     7,035,000   $  7,035   $      84,915        ($82,815)       $ 9,135
                                     =========================================================================

   The accompanying notes are an integral part of these financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   APR 28, 1998
                                                                THREE MONTHS ENDED              SIX MONTHS ENDED    (INCEPTION)
                                                                    DECEMBER 31                    DECEMBER 31       TO DEC 31
                                                              2000                1999          2000        1999        2000
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net Loss. . . . . . . . . . . . . . . . . . .             ($20,412)              ($398)     ($76,116)   ($19,771)   ($82,815)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation. . . . . . . . . . . . . . . . .                    0                   0             0           0       5,362
Loss on Sale of Auto. . . . . . . . . . . . .                    0                   0             0      10,986      10,986
Gain on Sale on Investments . . . . . . . . .                    0                   0             0      (2,077)     (2,077)
Stock issued for Services . . . . . . . . . .               15,000                   0        20,000           0      26,950
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .               (1,500)                  0        (1,500)          0      (1,500)
  Accounts payable. . . . . . . . . . . . . .                3,104                   0         3,104        (690)      3,104
                                             --------------------------------------------------------------------------------
Total Adjustments . . . . . . . . . . . . . .               16,604                   0        21,604       8,219      42,825
                                             --------------------------------------------------------------------------------
Net Cash (used) in operating activities . . .               (3,808)               (398)      (54,512)    (11,552)    (39,990)


Cash Flows from Investing Activities:
---------------------------------------------

Proceeds from the sale of automobile. . . . .                    0                   0             0       5,100       5,100
Purchase of Auto. . . . . . . . . . . . . . .                    0                   0             0           0     (21,448)
Proceeds from the sales of investments. . . .                    0                   0             0       5,710       5,710
Purchase of investments . . . . . . . . . . .                    0                   0             0           0      (3,633)
                                             --------------------------------------------------------------------------------
Net Cash (used) by investing activities . . .                    0                   0             0      10,810     (14,271)
                                             --------------------------------------------------------------------------------
Cash Flows from Financing Activities:

Proceeds from issuance of common stock. . . .                    0                   0        65,000           0      65,000
                                             --------------------------------------------------------------------------------
Net Cash provided by financing activities . .                    0                   0        65,000           0      65,000
                                             --------------------------------------------------------------------------------
Net Increase (Decrease) in Cash . . . . . . .               (3,808)               (398)       10,488        (742)     10,739

Cash,  beginning of period. . . . . . . . . .               14,547                 660           251       1,004           0
                                             --------------------------------------------------------------------------------
Cash,  end of period. . . . . . . . . . . . .  $            10,739   $             262   $    10,739   $     262   $  10,739
                                             ================================================================================
Supplemental cashflow information:
Cash Paid for interest. . . . . . . . . . . .  $                 0   $               0   $         0   $       0   $       0
                                             ================================================================================
Cash Paid for income taxes. . . . . . . . . .  $                 0   $               0   $         0   $       0   $       0
                                             ================================================================================
Stock Issued for services . . . . . . . . . .  $            15,000   $               0   $    20,000   $       0   $  41,950
                                             ================================================================================

   The accompanying notes are an integral part of these financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                            DECEMBER31, 2000 AND 1999

                                   (UNAUDITED)



NOTE  1  -  DESCRIPTION  OF  DEVELOPMENT  STAGE  ACTIVITIES

     B Y & C Management, Inc. (the "Company") was incorporated on April 28, 1998 in the state of Florida. The Company is an Internet based association of property management professionals and licensed real estate brokers and agents that intends to provide continuing education classes, to promote the adoption of national standardized policies and procedures, and to develop certification programs for its membership community. The Company has been in the development stage since its inception.

     The Company has incurred an operating loss from inception through December 31, 2000 and has an accumulated deficit of $82,815. The Company's cash was provided primarily from the issuance of 65,000 shares of common stock. Management expects that the Company will be out of the development stage in 2002.


NOTE  2  -  BASIS  OF  PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000 and 1999 and cumulative since inception (April 28, 1998 through December 31, 2000) are not necessarily indicative of the results that may be expected for the fiscal years ended June 30, 2000 and 1999. Operating results for the three and six months ended December 31, 1999 were not reviewed by the Company's independent certified public accountants. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES
     The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

Item 2.  Plan of Operation
--------------------------
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We have cash of $10,739 as of December 31, 2000. We were incorporated on April 29, 1998 and our only material expenses since formation until December 31, 2000 have been consulting fees of approximately $79,226 and professional fees of approximately $86,034. Our President, director and principal shareholder, Robert Younker, has paid a significant portion of our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Younker, in which he has agreed to pay our expenses, we anticipate that Mr. Younker will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Younker will pay our expenses is based on the fact that Mr. Younker has a significant equity interest in us. We believe that Mr. Younker will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Younker sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Younker will not sell some or all of their shares.

Results of Operations. We have not yet realized any revenue from our current operations. Our expenses of approximately $199,906 consist primarily of start-up costs from formation through December 31, 2000.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------
None.

Item 2. Changes in Securities.
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------
None.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      B Y & C Management, Inc.,
                                                          a Florida corporation


March 27, 2001              By:     /s/ Robert Younker
                                    --------------------------------------------
                                        Robert Younker
                                        President, Director


March 27, 2001              By:     /s/ Carol Jean Gehlke
                                    --------------------------------------------
                                        Carol Jean Gehlke
                                        Secretary, Treasurer, Director


March 27, 2001              By:     /s/ Calvin K. Mees
                                    --------------------------------------------
                                        Calvin K. Mees
                                        Director