Form 10QSB
period 2001-03-31
BY&C MANAGEMENT INC
filed 2001-05-15
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 000-31489

                            B Y & C Management, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                65-0832987
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California                   92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



                  Issuer's Telephone Number: (949) 720-7320



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 March 31, 2001
                               (Unaudited) June 30

                                                                                                      June 30 2000
                                                                                                  -------------------
                                     ASSETS
                                     ------
                                                                                                            (Audited)
                                                                                                            ---------
Current Assets
      Cash                                                                              $ 4,234                $ 251
      Accounts Receivable                                                                     -                    -
                                                                             -------------------  -------------------
        Total Current Assets                                                              4,234                  251
                                                                             -------------------  -------------------

             TOTAL ASSETS                                                               $ 4,234                $ 251
                                                                             ===================  ===================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
LIABILITIES
Current Liabilities                                                                       2,690
                                                                             -------------------  -------------------
      Accounts Payable and Accrued Liabilities                                                                     -
                                                                                                  -------------------
        Total Current Liabilities                                                         2,690
                                                                             -------------------
             Total Liabilities                                                            2,690
                                                                                              -                    -
      Commitments and Contingencies


STOCKHOLDERS' EQUITY                                                                                               -
Preferred Stock

Common Stock                                                                            $ 7,020              $ 6,950

Additional Paid-in-Capital                                                               69,930                    -
Deficit accumulated during the development stage                                        (75,406)              (6,699)
                                                                             -------------------  -------------------

        Total Stockholders' Equity                                                        1,544                  251
                                                                             -------------------  -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,234                $ 251
                                                                             ===================  ===================


                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                            ---------------
                                              -----------------------------   ------------------------------ Apr 28, 1998
                                                   Three Months Ended               Nine Months Ended         (Inception)
                                                       March 31                         March 31               to Mar 31
                                              -----------------------------   ------------------------------ --------------
                                                  2001           2000             2001            2000           2001
                                              -------------- --------------   --------------  -------------- --------------
Revenues:

     Continuing education fees                          $ -            $ -              $ -             $ -            $ -
     Membership dues                                      -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------
         Total Revenues                                   -              -                -               -              -

Expenses:
     Consulting Services                                  -              -           23,000           2,000         79,226
     Depreciation Expense                                 -              -                -               -          5,363
     Professional Fees                                7,512              -           54,461               -         93,546
     Organization and start-up expenses                  79            439            6,246           9,301         29,362
                                              -------------- --------------   --------------  -------------- --------------

         Total Expenses                               7,591            439           83,707          11,301        207,497

         Net Loss from Operations                    (7,591)          (439)         (83,707)        (11,301)      (207,497)

Other Income and (Expenses):

     Other commission income                              -              -                -               -        126,000
     Loss on Sale of Auto                                 -              -                -         (10,986)       (10,986)
     Gain on Sale of Investments                          -              -                -           2,077          2,077
                                              -------------- --------------   --------------  -------------- --------------

         Total other income (expense)                     -              -                -          (8,909)       117,091

         Loss before provision for income taxes      (7,591)          (439)         (83,707)        (20,210)       (90,406)

         Provision for Income Taxes                       -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------

         Net Loss                                  $ (7,591)        $ (439)       $ (83,707)      $ (20,210)     $ (90,406)
                                              ============== ==============   ==============  ============== ==============


Basic and diluted loss per common share              (0.001)        (0.000)          (0.012)         (0.003)        (0.013)
                                              -------------- --------------   --------------  -------------- --------------

Weighted average number of common shares
     outstanding used in per share calculations   7,035,000      6,950,000        7,023,844       6,950,000      6,969,000
                                              ============== ==============   ==============  ============== ==============


                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM APRIL 28, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                                    $0.001          Paid-In           during        Stockholders'
                                     Shares        Par Value        Capital      development stage     Equity
                                  -------------  --------------  --------------  ---------------------------------
   Balance, April 28, 1998 (inception)       -        $      -        $      -           $      -        $      -

    Issuance of common stock         6,950,000           6,950               -                  -            6,950

   Net Income                                                                              57,379          57,379
                                  -------------  --------------  --------------  -----------------  --------------

   Balance, June 30, 1998            6,950,000           6,950               -             57,379          64,329

   Net Loss                                                                               (43,697)        (43,697)
                                  -------------  --------------  --------------  -----------------  --------------
   Balance, June 30, 1999            6,950,000           6,950               -             13,682          20,632

   Net Loss                                                                               (20,381)        (20,381)
                                  -------------  --------------  --------------  -----------------  --------------
   Balance June 30, 2000             6,950,000           6,950               -             (6,699)            251

   Shares Issued for Cash               65,000              65          64,935                             65,000

   Shares Issued for Services           20,000              20          19,980                             20,000

   Net Loss                                                                               (83,707)        (83,707)
                                  --------------------------------------------------------------------------------
   Balance March 31, 2001            7,035,000       $   7,035      $   84,915        $   (90,406)      $   1,544
                                  ================================================================================


                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                              --------------
                                               -----------------------------   ------------------------------ Apr 28, 1998
                                                    Three Months Ended               Nine Months Ended        (Inception)
                                                          March 31                        March 31              to Mar 31
                                               -----------------------------   ------------------------------ -------------
                                                   2001           2000             2001            2000           2001
                                               ------------- ---------------   -------------- --------------- -------------
Cash Flows from Operating Activities:

     Net Loss                                      $ (7,591)         $ (439)       $ (83,707)      $ (20,210)    $ (90,406)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
           Depreciation                                   -               -                -               -         5,363
           Loss on Sale of Auto                           -               -                -          10,986        10,985
           Gain on Sale on Investments                    -               -                -          (2,077)       (2,077)
           Stock issued for Services                      -               -           20,000               -        26,950
           Changes in operating assets and liabilities:
             Accounts receivable                      1,500               -                -               -             -
             Accounts payable                          (414)              -            2,690            (690)        2,690
                                               ------------- ---------------   -------------- --------------- -------------
           Total Adjustments                          1,086               -           22,690           8,219        43,911
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash (used) in operating activities              (6,505)           (439)         (61,017)        (11,991)      (46,495)


Cash Flows from Investing Activities:

     Proceeds from the sale of automobile                 -               -                -           5,100         5,100
     Purchase of Auto                                     -               -                -               -       (21,448)
     Proceeds from the sales of investments               -               -                -           5,710         5,710
     Purchase of investments                              -               -                -               -        (3,633)
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash (used) by investing activities                   -               -                -          10,810       (14,271)
                                               ------------- ---------------   -------------- --------------- -------------
Cash Flows from Financing Activities:

     Proceeds from issuance of common stock               -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash provided by financing activities                 -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------

Net Increase (Decrease) in Cash                      (6,505)           (439)           3,983          (1,181)        4,234

Cash,  beginning of period                           10,739             660              251           1,004             -
                                               ------------- ---------------   -------------- --------------- -------------
Cash,  end of period                              $   4,234        $    262       $    4,234      $      262     $   4,234
                                               ============= ===============   ============== =============== =============


Supplemental cashflow information:
     Cash Paid for interest                       $       -        $      -       $       -       $       -      $       -
                                               ============= ===============   ============== =============== =============
     Cash Paid for income taxes                   $       -        $      -       $       -       $       -      $       -
                                               ============= ===============   ============== =============== =============
     Stock Issued for services                    $       -        $      -       $  20,000       $       -      $  41,950
                                               ============= ===============   ============== =============== =============


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

Our Business. We are a developmental stage company and intend to be an Internet based association of property management professionals and licensed real estate brokers and agents. We anticipate that we will provide continuing education classes and develop certification programs for our membership of property management professionals and licensed real estate brokers and agents. Our courses of study will be designed to increase the knowledge of our membership in the property management industry and provide updated information regarding new regulations and licensing requirements. We also intend to develop and promote the adoption of policies and standards which provide guidance to property management professionals in an effort to establish a national set of standards to be applied and upheld by practitioners within the profession. We intend to generate revenues through membership dues and the fees that we will charge for our continuing education classes and certification programs. We anticipate that we will generate membership dues from property management professionals and licensed real estate brokers and agents. In exchange for dues, members will be entitled to discounts for the continuing education classes, which will be offered on our website, and quarterly newsletter updates. Members will not receive any equity interest in us and the rights of our shareholders will not be adversely affected by the existence of these members. Our website is currently in development and is not currently a source of revenues.

Liquidity and Capital Resources. We have cash of $4,234 as of March 31, 2001. For the three month period ended March 31, 2001, our only material expense has been professional fees of approximately $7,512. Our President, director and principal shareholder, Robert Younker, has paid a significant portion of our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Younker, in which he has agreed to pay our expenses, we anticipate that Mr. Younker will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Younker will pay our expenses is based on the fact that Mr. Younker has a significant equity interest in us. We believe that Mr. Younker will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Younker sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Younker will not sell some or all of their shares.

Results of Operations. We have not yet realized any revenue from our current operations. Our expenses of approximately $207,497 consist primarily of start-up costs from formation through March 31, 2001.

Our Plan of Operation for the Next Twelve Months. We are currently developing our proposed continuing education programs, although we have not actually developed our website. Bruce Younker, the brother of our president, has provided services to us, which include the development of proposed continuing educations programs as well as proposed content for our website. Other than Bruce Younker, we have not paid anyone to actually develop our website and, other than that compensation to Bruce Younker, there have been no development costs to date. We have not spent any funds on research and development of our website. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in the development of electronic commerce.

Our objective is to complete the development of our website in the next three to six months. We do not believe that our current available funds will be sufficient to complete the development of our website. Although we have developed proposed continuing educations programs, we have not actually developed our website. The minimum amount necessary to complete the development of our website is approximately $75,000. Our failure to raise additional capital will significantly limit our website development and we may not be able to commence operations.

If we are unable to complete the development of our website or successfully market it, we may engage in an entirely different activity or no activity at all. We have no obligation to conduct the business we have described in this registration statement. Investors will have no input in whether we engage in an entirely different activity or no activity at all. We cannot guaranty that we will be able to complete the development of our website or successfully market it.

If we complete the development of our website and obtain regulatory approval for our proposed continuing education and certification programs, we anticipate that we will begin to generate revenues from membership dues and the fees that we will charge for our continuing education classes and certification programs. We anticipate that we will generate membership dues from property management professionals and licensed real estate brokers and agents. In exchange for dues, members will be entitled to discounts for the continuing education classes, which will be offered on our website, and quarterly newsletter updates. Members will not receive any equity interest in us and the rights of our shareholders will not be adversely affected by the existence of these members.

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

Our plan of operation is materially dependent on our ability to complete the development of our website, obtain regulatory approval for our proposed continuing education and certification programs, and raise additional capital to market our website. If we raise additional capital or generate revenues, then we expect that our expenses for the next twelve months will be approximately $100,000. If we are unable to raise additional capital or generate revenues, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business.

We are not currently conducting any research and development activities, other than the development of our proposed continuing education programs. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None.

Item 2.  Changes in Securities.
-------------------------------

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

                                            B Y & C Management, Inc.,
                                            a Florida corporation


May 14, 2001                       By:      /s/ Robert Younker
                                            ------------------------------------
                                            Robert Younker, President, Director