Form 10QSB/A
period 2000-12-31
BY&C MANAGEMENT INC
filed 2001-06-01
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB







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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 31, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                           B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)



                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)

                                                                                              June 30, 2000
                                                                                          -------------------
                                     ASSETS
                                     ------
                                                                                                    (Audited)
    Current Assets
        Cash                                                                   $ 10,739                $ 251
        Accounts Receivable                                                       1,500                    -
          Total Current Assets                                                   12,239                  251
                                                                      ------------------  -------------------
               TOTAL ASSETS                                                    $ 12,239                $ 251
                                                                      ==================  ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
    LIABILITIES
    Current Liabilities
        Accounts Payable and Accrued Liabilities                                  3,104
                                                                      ------------------  -------------------

                                                                                                           -
                                                                                          -------------------
          Total Current Liabilities                                               3,104
                                                                      ------------------
                                                                                                           -
               Total Liabilities                                                  3,104
                                                                                      -                    -
        Commitments and Contingencies

    STOCKHOLDERS' EQUITY                                                                                   -
    Preferred Stock

    Common Stock                                                                  7,035                6,950

    Additional Paid-in-Capital                                                   84,915                    -
    Deficit accumulated during the development stage                            (82,815)              (6,699)
                                                                      ------------------  -------------------
          Total Stockholders' Equity                                              9,135                  251
                                                                      ------------------  -------------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 12,239                $ 251
                                                                      ==================  ===================

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                               Restated
                                                                                                             --------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             --------------
                                              -----------------------------   ------------------------------  Apr 28, 1998
                                                   Three Months Ended               Six Months Ended          (Inception)
                                                     December 31                      December 31              to Dec 31
                                              -----------------------------   ------------------------------ --------------
                                                  2000           1999             2000            1999           2000
                                              -------------- --------------   --------------  -------------- --------------
Revenues:
---------
     Continuing education fees                          $ -            $ -              $ -             $ -            $ -
     Membership dues                                      -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------

         Total Revenues                                   -              -                -               -              -

Expenses:
---------
     Consulting Services                             15,000              -           23,000           2,000         79,226
     Depreciation Expense                                 -              -                -           1,073          5,362
     Professional Fees                                4,149              -           46,949               -         86,034
     Organization and start-up expenses               1,263            398            6,167           8,862         29,284
                                              -------------- --------------   --------------  -------------- --------------

         Total Expenses                              20,412            398           76,116          11,935        199,906

         Net Loss from Operations                   (20,412)          (398)         (76,116)        (11,935)      (199,906)

Other Income and (Expenses):
----------------------------
     Other commission income                              -              -                -               -        126,000
     Loss on Sale of Auto                                 -              -                -         (10,986)       (10,986)
     Gain on Sale of Investments                          -              -                -           2,077          2,077
                                              -------------- --------------   --------------  -------------- --------------

         Total other income (expense)                     -              -                -          (8,909)       117,091

         Loss before provision for income taxes     (20,412)          (398)         (76,116)        (20,844)       (82,815)

         Provision for Income Taxes                       -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------

         Net Loss                                 $ (20,412)        $ (398)       $ (76,116)      $ (20,844)     $ (82,815)
                                              ============== ==============   ==============  ============== ==============


Basic and diluted loss per common share              (0.003)        (0.000)          (0.011)         (0.003)        (0.012)
                                              -------------- --------------   --------------  -------------- --------------

Weighted average number of common shares
     outstanding used in per share calculations   7,028,000      6,950,000        7,012,000       6,950,000      6,958,000
                                              ============== ==============   ==============  ============== ==============

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                       Restated
                                                                                                     -------------
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM APRIL 28, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                   (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                                    $0.001          Paid-In           during         Stockholders'
                                     Shares        Par Value        Capital      development stage      Equity
                                  -------------  --------------  --------------  ------------------ ---------------
   Balance, April 28, 1998 (inception)       -             $ -             $ -                $ -             $ -

    Issuance of common stock         6,950,000           6,950               -                              6,950

   Net Income                                                                              61,670          61,670
                                  -------------  --------------  --------------  ------------------ ---------------
   Balance, June 30, 1998            6,950,000           6,950               -             61,670          68,620

   Net Loss                                                                               (46,915)        (46,915)
                                  -------------  --------------  --------------  ------------------ ---------------
   Balance, June 30, 1999            6,950,000           6,950               -             14,755          21,705

   Net Loss                                                                               (21,454)        (21,454)
                                  -------------  --------------  --------------  ------------------ ---------------
   Balance June 30, 2000             6,950,000           6,950               -             (6,699)            251

   Shares Issued for Cash               65,000              65          64,935                             65,000

   Shares Issued for Services           20,000              20          19,980                             20,000

   Net Loss                                                                               (76,116)        (76,116)
                                  ---------------------------------------------------------------------------------
   Balance December 31, 2000         7,035,000         $ 7,035        $ 84,915          $ (82,815)        $ 9,135
                                  =================================================================================

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                                Restated
                                                                                                              -------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              -------------
                                               -----------------------------   ------------------------------ Apr 28, 1998
                                                    Three Months Ended               Six Months Ended         (Inception)
                                                        December 31                      December 31           to Dec 31
                                               -----------------------------   ------------------------------ -------------
                                                   2000           1999             2000            1999           2000
                                               ------------- ---------------   -------------- --------------- -------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Loss                                   $   (20,412)     $     (398)    $    (76,116)  $     (20,844)  $   (82,815)
     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
           Depreciation                                   -               -                -           1,073         5,362
           Loss on Sale of Auto                           -               -                -          10,986        10,986
           Gain on Sale on Investments                    -               -                -          (2,077)       (2,077)
           Stock issued for Services                 15,000               -           20,000               -        26,950
           Changes in operating assets and liabilities:
             Accounts receivable                     (1,500)              -           (1,500)              -        (1,500)
             Accounts payable                         3,104               -            3,104            (690)        3,104
                                               ------------- ---------------   -------------- --------------- -------------
           Total Adjustments                         16,604               -           21,604           9,292        42,825
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash (used) in operating activities              (3,808)           (398)         (54,512)        (11,552)      (39,990)

Cash Flows from Investing Activities:
-------------------------------------
     Proceeds from the sale of automobile                 -               -                -           5,100         5,100
     Purchase of Auto                                     -               -                -               -       (21,448)
     Proceeds from the sales of investments               -               -                -           5,710         5,710
     Purchase of investments                              -               -                -               -        (3,633)
                                               ------------- ---------------   -------------- --------------- -------------

Net Cash (used) by investing activities                   -               -                -          10,810       (14,271)
                                               ------------- ---------------   -------------- --------------- -------------

Cash Flows from Financing Activities:
-------------------------------------
     Proceeds from issuance of common stock               -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash provided by financing activities                 -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------
Net Increase (Decrease) in Cash                      (3,808)           (398)          10,488            (742)       10,739

Cash,  beginning of period                           14,547             660              251           1,004             -
                                               ------------- ---------------   -------------- --------------- -------------

Cash,  end of period                             $   10,739      $      262     $     10,739    $        262    $   10,739
                                               ============= ===============   ============== =============== =============

Supplemental cashflow information:
     Cash Paid for interest                      $        -      $        -     $          -    $          -    $        -
                                               ============= ===============   ============== =============== =============
     Cash Paid for income taxes                  $        -      $        -     $          -    $          -    $        -
                                               ============= ===============   ============== =============== =============
     Stock Issued for services                   $   15,000      $        -     $     20,000    $          -    $   41,950
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


                                                      B Y & C Management, Inc.,
                                                      a Florida corporation


May 31, 2001                 By:     /s/ Robert Younker
                                    --------------------------------------------
                                        Robert Younker
                                        President, Director