Form 10QSB/A
period 2001-03-31
BY&C MANAGEMENT INC
filed 2001-06-01
CIK 1123130

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

                                                                                              June 30, 2000
                                                                                          -------------------
                                     ASSETS
                                     ------
                                                                                                    (Audited)
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
                                                                     ===================  ===================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

LIABILITIES
Current Liabilities                                                               2,690
                                                                     -------------------  -------------------
      Accounts Payable and Accrued Liabilities
                                                                                          -------------------
        Total Current Liabilities                                                 2,690
                                                                     -------------------
             Total Liabilities                                                    2,690

      Commitments and Contingencies                                                   -                    -


STOCKHOLDERS' EQUITY                                                                                       -
Preferred Stock

Common Stock                                                                    $ 7,020              $ 6,950

Additional Paid-in-Capital                                                       69,930                    -
Deficit accumulated during the development stage                                (75,406)              (6,699)
                                                                     -------------------  -------------------

        Total Stockholders' Equity                                                1,544                  251
                                                                     -------------------  -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 4,234                $ 251
                                                                     ===================  ===================

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                               Restated
                                                                                                             --------------
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                             --------------
                                              -----------------------------   ------------------------------  Apr 28, 1998
                                                   Three Months Ended               Nine Months Ended         (Inception)
                                                        March 31                        March 31               to Mar 31
                                              -----------------------------   ------------------------------ --------------
                                                  2001           2000             2001            2000           2001
                                              -------------- --------------   --------------  -------------- --------------
Revenues:

     Continuing education fees                          $ -            $ -              $ -             $ -            $ -
     Membership dues                                      -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------

         Total Revenues                                   -              -                -               -              -

Expenses:
     Consulting Services                                  -              -           23,000           2,000         79,226
     Depreciation Expense                                 -              -                -           1,073          5,363
     Professional Fees                                7,512              -           54,461               -         93,546
     Organization and start-up expenses                  79            439            6,246           9,301         29,362
                                              -------------- --------------   --------------  -------------- --------------

         Total Expenses                               7,591            439           83,707          12,374        207,497

         Net Loss from Operations                    (7,591)          (439)         (83,707)        (12,374)      (207,497)

Other Income and (Expenses):

     Other commission income                              -              -                -               -        126,000
     Loss on Sale of Auto                                 -              -                -         (10,986)       (10,986)
     Gain on Sale of Investments                          -              -                -           2,077          2,077
                                              -------------- --------------   --------------  -------------- --------------

         Total other income (expense)                     -              -                -          (8,909)       117,091

         Loss before provision for income taxes      (7,591)          (439)         (83,707)        (21,283)       (90,406)

         Provision for Income Taxes                       -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------

         Net Loss                                  $ (7,591)        $ (439)       $ (83,707)      $ (21,283)     $ (90,406)
                                              ============== ==============   ==============  ============== ==============


Basic and diluted loss per common share              (0.001)        (0.000)          (0.012)         (0.003)        (0.013)
                                              -------------- --------------   --------------  -------------- --------------

Weighted average number of common shares
     outstanding used in per share calculations   7,035,000      6,950,000        7,023,844       6,950,000      6,969,000
                                              ============== ==============   ==============  ============== ==============

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                      Restated
                                                                                                    --------------
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM APRIL 28, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

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
                                  ================================================================================

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                 Restated
                                                                                              ---------------
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                              -------------
                                               -----------------------------   ------------------------------ Apr 28, 1998
                                                    Three Months Ended               Nine Months Ended        (Inception)
                                                        March 31                        March 31               to Mar 31
                                               -----------------------------   ------------------------------ -------------
                                                   2001           2000             2001            2000           2001
                                               ------------- ---------------   -------------- --------------- -------------
Cash Flows from Operating Activities:

     Net Loss                                    $   (7,591)      $    (439)     $   (83,707)    $   (21,283)   $  (90,406)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
           Depreciation                                   -               -                -           1,073         5,363
           Loss on Sale of Auto                           -               -                -          10,986        10,985
           Gain on Sale on Investments                    -               -                -          (2,077)       (2,077)
           Stock issued for Services                      -               -           20,000               -        26,950
           Changes in operating assets and liabilities:
             Accounts receivable                      1,500               -                -               -             -
             Accounts payable                          (414)              -            2,690            (251)        2,690
                                               ------------- ---------------   -------------- --------------- -------------
           Total Adjustments                          1,086               -           22,690           9,731        43,911
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash (used) in operating activities              (6,505)           (439)         (61,017)        (11,552)      (46,495)

Cash Flows from Investing Activities:

     Proceeds from the sale of automobile                 -               -                -           5,100         5,100
     Purchase of Auto                                     -               -                -               -       (21,448)
     Proceeds from the sales of investments               -               -                -           5,710         5,710
     Purchase of investments                              -               -                -               -        (3,633)
                                               ------------- ---------------   -------------- --------------- -------------

Net Cash (used) by investing activities                   -               -                -          10,810       (14,271)
                                               ------------- ---------------   -------------- --------------- -------------

Cash Flows from Financing Activities:

     Proceeds from issuance of common stock               -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------
Net Cash provided by financing activities                 -               -           65,000               -        65,000
                                               ------------- ---------------   -------------- --------------- -------------

Net Increase (Decrease) in Cash                      (6,505)           (439)           3,983            (742)        4,234

Cash,  beginning of period                           10,739             660              251           1,004             -
                                               ------------- ---------------   -------------- --------------- -------------

Cash,  end of period                              $   4,234      $      262       $    4,234      $      262    $    4,234
                                               ============= ===============   ============== =============== =============

Supplemental cashflow information:
     Cash Paid for interest                       $       -      $        -      $         -      $        -    $        -
                                               ============= ===============   ============== =============== =============
     Cash Paid for income taxes                   $       -      $        -      $         -      $        -    $        -
                                               ============= ===============   ============== =============== =============
     Stock Issued for services                    $       -      $        -      $    20,000      $        -    $   41,950
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

                                            B Y & C Management, Inc.,
                                            a Florida corporation


May 31, 2001                       By:      /s/ Robert Younker
                                            ------------------------------------
                                            Robert Younker, President, Director