Form 10QSB/A
period 2000-12-31
BY&C MANAGEMENT INC
filed 2001-06-19
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 3
                                       TO
                                   FORM 10-QSB







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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 18, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)

                                     ASSETS                                                     June 30, 2000
                                     ------                                                  -------------------
                                                                                                       (Audited)
Current Assets
      Cash                                                                     $    10,739         $        251
      Accounts Receivable                                                            1,500                    -
                                                                        -------------------  -------------------
        Total Current Assets                                                        12,239                  251
                                                                        -------------------  -------------------

             TOTAL ASSETS                                                      $    12,239         $        251
                                                                        ===================  ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
LIABILITIES
Current Liabilities
      Accounts Payable and Accrued Liabilities                                       3,104
                                                                        -------------------  -------------------

                                                                                                              -
                                                                                             -------------------
        Total Current Liabilities                                                    3,104
                                                                        -------------------
                                                                                                              -
             Total Liabilities                                                       3,104
                                                                                         -                    -
      Commitments and Contingencies

STOCKHOLDERS' EQUITY                                                                                          -
Preferred Stock

  50,000,000 authorized shares, per value $.001 no shares issued and outstanding

Common Stock

  100,000,000 authorized shares, per value $.001
  7,035,000 and 6,950,000 shares issued and outstanding, respectively.               7,035                6,950

Additional Paid-in-Capital                                                          84,915                    -
Deficit accumulated during the development stage                                   (82,815)              (6,699)
                                                                        -------------------  -------------------

        Total Stockholders' Equity                                                   9,135                  251
                                                                        -------------------  -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    12,239        $         251
                                                                        ===================  ===================




The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                               Restated
                            STATEMENTS OF OPERATIONS                                                           --------
                                   (Unaudited)




                                                                                                             --------------
                                              -----------------------------   ------------------------------  Apr 28, 1998
                                                   Three Months Ended               Six Months Ended          (Inception)
                                                      December 31                      December 31             to Dec 31
                                              -----------------------------   ------------------------------ --------------
                                                  2000           1999             2000            1999           2000
                                              -------------- --------------   --------------  -------------- --------------
Revenues:
---------
     Continuing education fees                 $          -   $          -     $          -   $           -  $           -
     Membership dues                                      -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------
         Total Revenues                                   -              -                -               -              -

Expenses:
---------
     Consulting Services                             15,000              -           23,000           2,000         79,226
     Depreciation Expense                                 -              -                -           1,073          5,362
     Professional Fees                                4,149              -           46,949               -         86,034
     Organization and start-up expenses               1,263            398            6,167           8,862         29,284
                                              -------------- --------------   --------------  -------------- --------------
         Total Expenses                              20,412            398           76,116          11,935        199,906

         Net Loss from Operations                   (20,412)          (398)         (76,116)        (11,935)      (199,906)

Other Income and (Expenses):

     Other commission income                              -              -                -               -        126,000
     Loss on Sale of Auto                                 -              -                -         (10,986)       (10,986)
     Gain on Sale of Investments                          -              -                -           2,077          2,077
                                              -------------- --------------   --------------  -------------- --------------
         Total other income (expense)                     -              -                -          (8,909)       117,091

         Loss before provision for income taxes     (20,412)          (398)         (76,116)        (20,844)       (82,815)

         Provision for Income Taxes                       -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------
         Net Loss                             $     (20,412) $        (398)   $     (76,116)  $     (20,844)  $    (82,815)
                                              ============== ==============   ==============  ============== ==============
Basic and diluted loss per common share              (0.003)        (0.000)          (0.011)         (0.003)        (0.012)
                                              -------------- --------------   --------------  -------------- --------------
Weighted average number of common shares
     outstanding used in per share calculations   7,028,000      6,950,000        7,012,000       6,950,000      6,958,000
                                              ============== ==============   ==============  ============== ==============





The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                      Restated
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                       --------
          FROM APRIL 28, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                   (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                                    $0.001          Paid-In           during         Stockholders'
                                     Shares        Par Value        Capital      development stage      Equity
                                  -------------  --------------  --------------  -----------------  ---------------
   Balance, April 28, 1998 (inception)       -    $          -    $          -    $            -     $          -

    Issuance of common stock         6,950,000           6,950               -                 -            6,950

   Net Income                                                                              61,670          61,670
                                  -------------  --------------  --------------  -----------------  ---------------

   Balance, June 30, 1998            6,950,000           6,950               -             61,670          68,620

   Net Loss                                                                               (46,915)        (46,915)
                                  -------------  --------------  --------------  -----------------  --------------

   Balance, June 30, 1999            6,950,000           6,950               -             14,755          21,705

   Net Loss                                                                               (21,454)        (21,454)
                                  -------------  --------------  --------------  -----------------  --------------
   Balance June 30, 2000             6,950,000           6,950               -             (6,699)            251

   Shares Issued for Cash               65,000              65          64,935                             65,000

   Shares Issued for Services           20,000              20          19,980                             20,000

   Net Loss                                                                               (76,116)        (76,116)
                                  --------------------------------------------------------------------------------

   Balance December 31, 2000         7,035,000    $      7,035    $     84,915    $       (82,815)   $      9,135
                                  ================================================================================






The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                                Restated
                            STATEMENTS OF CASH FLOWS                                                            --------
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
                                               ============= ===============   ============== =============== =============





The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                            ------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

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


                                                      B Y & C Management, Inc.,
                                                      a Florida corporation


June 18, 2001                 By:     /s/ Robert Younker
                                    --------------------------------------------
                                        Robert Younker
                                        President, Director