Form 10QSB/A
period 2001-03-31
BY&C MANAGEMENT INC
filed 2001-06-19
CIK 1123130

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

                                  BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS                                                     June 30, 2000
                                     ------                                                  -------------------
                                                                                                       (Audited)
Current Assets
      Cash                                                                     $     4,234         $        251
      Accounts Receivable                                                                -                    -
                                                                        -------------------  -------------------
        Total Current Assets                                                         4,234                  251
                                                                        -------------------  -------------------

             TOTAL ASSETS                                                      $     4,234         $        251
                                                                        ===================  ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
LIABILITIES
Current Liabilities
      Accounts Payable and Accrued Liabilities                                       2,690
                                                                        -------------------  -------------------

                                                                                                              -
                                                                                             -------------------
        Total Current Liabilities                                                    2,690
                                                                        -------------------
             Total Liabilities                                                       2,690                    -
                                                                                         -                    -
      Commitments and Contingencies

STOCKHOLDERS' EQUITY                                                                                          -
Preferred Stock
  50,000,000 authorized shares, per value $.001
  no shares issued and outstanding

Common Stock
  100,000,000 authorized shares, per value $.001
  7,020,000 and 6,950,000 shares issued and outstanding, respectively.               7,020                6,950

Additional Paid-in-Capital                                                          69,930                    -
Deficit accumulated during the development stage                                   (75,406)              (6,699)
                                                                        -------------------  -------------------

        Total Stockholders' Equity                                                   1,544                  251
                                                                        -------------------  -------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     4,234        $         251
                                                                        ===================  ===================



The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                               Restated
                            STATEMENTS OF OPERATIONS                                                           --------
                                   (Unaudited)




                                                                                                             --------------
                                              -----------------------------   ------------------------------  Apr 28, 1998
                                                   Three Months Ended               Six Months Ended          (Inception)
                                                        March 31                       March 31                to Mar 31
                                              -----------------------------   ------------------------------ --------------
                                                  2000           1999             2000            1999           2000
                                              -------------- --------------   --------------  -------------- --------------
Revenues:
---------
     Continuing education fees                 $          -   $          -     $          -   $           -  $           -
     Membership dues                                      -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------
         Total Revenues                                   -              -                -               -              -

Expenses:
---------
     Consulting Services                                  -              -           23,000           2,000         79,226
     Depreciation Expense                                 -              -                -           1,073          5,363
     Professional Fees                                7,512              -           54,461               -         93,546
     Organization and start-up expenses                  79            439            6,246           9,301         29,362
                                              -------------- --------------   --------------  -------------- --------------
         Total Expenses                               7,591            439           83,707          12,374        207,497

         Net Loss from Operations                    (7,591)          (439)         (83,707)        (12,374)      (207,497)

Other Income and (Expenses):

     Other commission income                              -              -                -               -        126,000
     Loss on Sale of Auto                                 -              -                -         (10,986)       (10,986)
     Gain on Sale of Investments                          -              -                -           2,077          2,077
                                              -------------- --------------   --------------  -------------- --------------
         Total other income (expense)                     -              -                -          (8,909)       117,091

         Loss before provision for income taxes           -           (439)         (83,707)        (21,283)       (90,406)

         Provision for Income Taxes                       -              -                -               -              -
                                              -------------- --------------   --------------  -------------- --------------
         Net Loss                             $      (7,591) $        (439)   $     (83,707)  $     (21,283)  $    (90,406)
                                              ============== ==============   ==============  ============== ==============
Basic and diluted loss per common share              (0.001)        (0.000)          (0.012)         (0.003)        (0.013)
                                              -------------- --------------   --------------  -------------- --------------
Weighted average number of common shares
     outstanding used in per share calculations   7,035,000      6,950,000        7,023,844       6,950,000      6,969,000
                                              ============== ==============   ==============  ============== ==============


The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                      Restated
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                       --------
          FROM APRIL 28, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                                    $0.001          Paid-In           during         Stockholders'
                                     Shares        Par Value        Capital      development stage      Equity
                                  -------------  --------------  --------------  -----------------  ---------------
   Balance, April 28, 1998 (inception)       -    $          -    $          -    $            -     $          -

    Issuance of common stock         6,950,000           6,950               -                 -            6,950

   Net Income                                                                              57,379          57,379
                                  -------------  --------------  --------------  -----------------  ---------------

   Balance, June 30, 1998            6,950,000           6,950               -             57,379          64,329

   Net Loss                                                                               (43,697)        (43,697)
                                  -------------  --------------  --------------  -----------------  --------------

   Balance, June 30, 1999            6,950,000           6,950               -             13,682          20,632

   Net Loss                                                                               (20,381)        (20,381)
                                  -------------  --------------  --------------  -----------------  --------------
   Balance June 30, 2000             6,950,000           6,950               -             (6,699)            251

   Shares Issued for Cash               65,000              65          64,935                             65,000

   Shares Issued for Services           20,000              20          19,980                             20,000

   Net Loss                                                                               (83,707)        (83,707)
                                  --------------------------------------------------------------------------------

   Balance December 31, 2000         7,035,000    $      7,035    $     84,915    $       (90,406)   $      1,544
                                  ================================================================================




The accompanying notes are an integral part of the financial statements.

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                                                                                                 Restated
                            STATEMENTS OF CASH FLOWS                                          --------------
                                   (Unaudited)



                                                                                                              -------------
                                               -----------------------------   ------------------------------ Apr 28, 1998
                                                    Three Months Ended               Six Months Ended         (Inception)
                                                         March 31                        March 31               to Mar 31
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

                             March 31, 2001 and 2000

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

        The Company has incurred an operating loss from inception through March 31, 2001 and has an accumulated deficit of $90,406. The Company's cash was provided primarily from the issuance of 65,000 shares of common stock. Management expects that the Company will be out of the development stage in 2002.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 and 2000 and cumulative since inception (April 28, 1998 through March 31,
2001) are not necessarily indicative of the results that may be expected for the fiscal years ended June 30, 2000 and 1999. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                            B Y & C MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)

NOTE 2 - BASIS OF PRESENTATION (con't)

        The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

                                            B Y & C Management, Inc.,
                                            a Florida corporation


June 18, 2001                       By:      /s/ Robert Younker
                                            ------------------------------------
                                            Robert Younker, President, Director