Form 10QSB/A
period 2001-03-31
BY&C MANAGEMENT INC
filed 2001-07-18
CIK 1123130

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 18, 2001, there were 7,035,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

                            B Y & C MANAGEMENT, INC.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             March 31, 2001 and 2000
                             -----------------------
                                   (Unaudited)
                                   -----------


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


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 and 2000 and cumulative since inception (April 28, 1998 through March 31,
2001) are not necessarily indicative of the results that may be expected for the fiscal years ended June 30, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                            B Y & C MANAGEMENT, INC.
                            -----------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             March 31, 2001 and 2000
                             -----------------------
                                   (Unaudited)
                                   -----------


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

NOTE 6 - RESTATED FINANCIAL STATEMENTS

The financial statements for the nine months ended March 31, 2001 has been adjusted to include the $1,073 shown as depreciation expense for the nine months ended March 31, 2000. The loss was adjusted from $20,210 to $21,283 for the nine months ended March 31, 2000.

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

                                            B Y & C Management, Inc.,
                                            a Florida corporation


July 18, 2001                       By:      /s/ Robert Younker
                                            ------------------------------------
                                            Robert Younker, President, Director