Form 10KSB
period 2001-06-30
BY&C MANAGEMENT INC
filed 2001-09-28
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001
                                        -------------

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the transition period from             to
                                                    -------------  ------------

Commission File Number: 000-31489

                             BY & C Management, Inc.
             (Exact name of registrant as specified in its charter)

Florida                                                              65-0832987
-------                                                              ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

23 Corporate Plaza, Suite 180, Newport Beach, California                  92663
-------------------------------------------------------------------------------
(Address of registrant's principal executive offices)                 (Zip Code)

                                 (949) 720-7320
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

        Title of Each Class                      Name of Each Exchange on which
        to be so Registered:                     Each Class is to be Registered:
        --------------------                    -------------------------------
                None                                        None
                ----                                        ----

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of September 27, 2001, approximately $0.00.

As of September 27, 2001, there were 7,340,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

            ( ) Yes           (X) No

                                     PART I


Item 1. Description of Business.
--------------------------------

Our Business. We are a developmental stage company. We intend to be an Internet based association of property management professionals and licensed real estate brokers and agents. We anticipate that we will provide continuing education classes and develop certification programs for our membership of property management professionals and licensed real estate brokers and agents. Our courses of study will be designed to increase the knowledge of our membership in the property management industry and provide updated information regarding new regulations and licensing requirements. We also intend to develop and promote the adoption of policies and standards which provide guidance to property management professionals in an effort to establish a national set of standards to be applied and upheld by practitioners within the profession. We intend to generate revenues through membership dues and the fees that we will charge for our continuing education classes and certification programs. We anticipate that we will generate membership dues from property management professionals and licensed real estate brokers and agents. In exchange for dues, members will be entitled to discounts for the continuing education classes, which will be offered on our website, and quarterly newsletter updates. Members will not receive any equity interest in us and the rights of our shareholders will not be adversely affected by the existence of these members.

Our Website www.bycmgmt.com. We are currently developing our proposed continuing education programs, although we have not actually commenced the technical development our website. Our website is currently not currently a source of revenues. We anticipate that our website will initially be developed as a corporate presence for us and used for marketing of our services. If we raise substantial capital or generate significant revenues, we anticipate that our website will be expanded to provide advice and information to property management professionals in a community based format as well as offer users free information on changing laws. We intend to further develop the website to serve as an online distributor of our continuing education products. If we generate significant revenues, we plan to expand and design our website to broadcast educational programs to our members and function as a marketplace for property management professionals as well as related businesses and consumers. We believe that our website could be developed to allow users to interact with other property management professionals to obtain advice and services from other property management professionals as well as purchase our various industry related products. We anticipate that in order to view or download our continuing education programs, customers will be issued a password. We have not begun the development of our proposed certification programs

Internet Advertising. If we generate significant revenues, we anticipate that we will expand and develop our website to broadcast educational programs to our members and function as a marketplace for property management professionals as well as related businesses and consumers. If we develop our website into such a marketplace, we anticipate that we will be able to generate advertising revenues from companies which have complementary products and services and desire to advertise our on website. The Internet is emerging as an attractive method for advertisers, due to the growth in the number of Internet users, the amount of time Internet users spend on the Internet, the increase in electronic commerce, the interactive nature of the Internet, the Internet's global reach, the ability to reach targeted audiences and a variety of other factors. We believe that significant revenues can be generated from online advertising, initially from small business service providers and product vendors and, as use of our website increases, from advertisers, such as consumer products companies.

Future Products. If we generate significant revenues in the next twelve to twenty-four months, we may further expand our website to provide multiple location real estate listings for properties listed by our property management professionals and real estate brokers and agents.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of property management professionals and real estate brokers and agents licensed in California and other states. We intend to enter other markets by purchasing the lists of property management professionals and licensed real estate brokers and agents in good standing from the various states. We plan to mail to property management professionals and licensed real estate brokers and agents postcards which display information concerning our products and services.

We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract users to our website. Our marketing initiatives include the following:

          o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines;
          o    links to industry focused websites;
          o advertising by television, radio, banners, affiliated marketing and direct mail;
          o    presence at industry tradeshows; and
          o entering into relationships with other website providers to increase our access to Internet business consumers.

Growth Strategy. Our objective is to become a dominant Internet based provider of continuing education classes and develop certification programs for our membership of property management professionals and licensed real estate brokers and agents. Key elements of our strategy include

          o    create awareness of our products and services;
          o    increase the number of Internet users to our websites;
          o    continue our websites;
          o    develop our relationships with clients;
          o    provide additional services for clients; and
          o pursue relationships with joint venture candidates which will support our development. We currently do not have plans, agreements, understandings or arrangements to engage in joint ventures.

We believe that creating awareness of our website is critical in our effort to be a dominant Internet provider of continuing education classes and develop certification programs for our membership of property management professionals and licensed real estate brokers and agents.

Our Competition. While we compete with traditional "brick and mortar" providers of continuing education classes and develop certification programs, we believe that we will also compete with other Internet based companies and businesses that have developed and are in the process of developing websites which will be competitive with the products developed and offered by us. We cannot guaranty that other websites or products which are functionally equivalent or similar to our websites and products have not been developed or are not in development. Many of these competitors have greater financial and other resources, and more experience in research and development, than us.

Government Regulation. We will need governmental approval for our continuing education classes and certification programs. Continuing education classes and certification programs are regulated on state-by-state basis. Our business is subject to the California Department of Real Estate regulation and other federal and state laws relating to the continuing education classes and certification programs. We anticipate that we will initially provide classes which are designed for our California membership of property management professionals and licensed real estate brokers and agents. If we are successful in California, then we will investigate expanding our classes to comply with other states' regulations.

In California, an application for approval of a continuing education program is filed with the commissioner of the California Department of Real Estate not less than 90 days before the proposed commencement date of the program. The application, which is accompanied by a fee of $350, should includes the name, address and telephone number of the applicant as well as a summary of the continuing education program. If the application is not approved, then the commissioner provides a written notice of denial of approval, which sets forth the reasons for the determination. If the course is approved, then the continuing education program is approved for a period of two years from the date of approval or from a date specified by the Department of Real Estate in granting the approval.

The California Department of Real Estate also regulates the approval of certification programs. The application for approval of a certification program is the same as the application for approval of a continuing education program. We have not submitted applications for our proposed continuing education programs or our proposed certification programs, although we anticipate that we will submit those applications when we complete the development of our website, which we believe will happen in the next three to six months.

There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission, state public utility commissions and foreign governmental authorities. However, we are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business, including regulation by agencies having jurisdiction over telecommunications services. Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry.

The Federal Communications Commission has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. The Federal Communications Commission is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use and thereby decrease the demand for our services.

Federal legislation imposing limitations on the ability of states to impose new state taxes on e-commerce was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation or the enactment of new legislation could allow state and local governments to impose taxes on Internet-based sales and use. Such taxes could decrease the demand for our products and services or increase our costs of operations.

Patents and Proprietary Rights. Our success depends in part upon our ability to preserve our trade secrets and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We currently own the web domain name www.bycmgmt.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are currently developing our proposed continuing education programs, although we have not actually commenced the technical development our website. We have not begun the development of our proposed certification programs. We are not currently conducting any other research and development activities and do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into relationships with third parties, who have the expertise and capabilities to develop software which will enhance our product offerings. For example, we believe that our website can be developed to provide multiple listing services for condominiums and homes. Rather than develop the software ourselves, we anticipate that we would attempt to purchase or license the software from companies that already developed such software. We currently do not have plans, agreements, understandings or arrangements for such activities.

Employees. As of June 30, 2001, we have two (2) part time employees. Bruce Younker, the brother of our president, has provided services to us, which include the development of proposed continuing educations programs as well as proposed content for our website. We have not paid anyone for technical development of our website and there have been no development costs to date.

We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support marketing and sales and business development.

Facilities. Our executive, administrative and operating offices are located at 23 Corporate Plaza, Suite 180, Newport Beach, California 92663. Robert A. Younker, our President and a director, currently provides office space to us at no charge.

Item 2.  Description of Property.
---------------------------------

Property held by Us. As of the date specified in the following table, we held the following property:

============================== ========================== =====================
            Property                  June 30, 2001            June 30, 2000
------------------------------ -------------------------- ---------------------
Cash                                             $2,479                    $251
------------------------------ -------------------------- ---------------------
Property and Equipment, net                          $0                       0
============================== ========================== =====================

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. Our executive, administrative and operating offices are located at 23 Corporate Plaza, Suite 180, Newport Beach, California 92663. Robert A. Younker, our President and a director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Younker does not expect to be paid or reimbursed for providing office facilities. The fair market value of the amount of office space afforded to us is approximately $200.00 per month.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.



                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

760,200 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

On July 10, 2000, our Board of Directors authorized a forward split of 1000 to 1.

On July 18, 2000, we filed a registration statement with the SEC to register 85,000 shares of our common stock for sale by the selling shareholders. That registration statement was declared effective by the SEC on August 1, 2001.

On August 7, 2001, our Board of Directors redeemed 5,200,000 shares of our common stock for $5,200. Specifically, we redeemed 3,500,000 shares of common stock owned by Robert A. Younker, our president and one of our directors, 1,500,000 shares of common stock owned by Carol Jean Gehlke, our secretary and one of our directors, and 200,000 shares of common stock owned by Calvin Mees, one of our directors.

On August 15, 2001, our Board of Directors authorized a forward split of 4 to 1

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-nine (29).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Prices of Common Stock. Our securities are not listed for trading on any exchange or quotation service although we have applied to be quoted on the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

          o    a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
          o    a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
          o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
          o a toll-free telephone number for inquiries on disciplinary actions;
          o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
          o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

          o    the bid and offer quotations for the penny stock;
          o the compensation of the broker-dealer and its salesperson in the transaction;
          o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
          o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

For the year ended June 30, 2001.
---------------------------------

Liquidity and Capital Resources. We have cash of $2,479 as of June 30, 2001. In our opinion, our available funds of $2,479 will satisfy our working capital requirements through December 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Factors which could cause our disclosure to be inaccurate include the following:

          o    unforeseen increases in our fixed costs; and
          o our officers' and directors' inability to devote sufficient time to the development of our website and continuing education programs.

We do not believe that our current available funds will be sufficient to complete the development of our website. Because those funds will not be sufficient, we will have to raise additional capital. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses, including expenses related to website development. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors have significant equity interests in us. We believe that our officers and directors will continue to pay our expenses as long as they maintain a significant equity interest in us. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. In the event that we are unable to complete the development of our website and successfully market it, we do not have an alternative business plan.

Our ability to raise additional capital in the next twelve months through the sale of our stock may be harmed by competing resales of our common stock by the selling security holders. The price of our common stock could fall if the selling security holders sell substantial amounts of our common stock. These sales would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling security holders may offer to sell their shares of common stock to potential investors for less than we do. Moreover, potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock.

Results of Operations. We did not realize any revenues from operations for the fiscal year ended June 30, 2001. Our expenses of approximately $221,217 consist primarily of consulting fees and start-up costs from formation through June 30, 2001. For the year ended June 30, 2001, our total expenses were approximately $97,427, of which approximately $65,865 were for professional fees. In addition, we paid $28,000 in consulting fees during the year ended June 30, 2001. $15,000 of those consulting fees was paid in the form of 15,000 shares of our common stock to Bruce Younker, the brother of our president. Those shares were issued in exchange for development of proposed continuing educations programs as well as proposed content for our website. We also paid $3,500 to Yvonne Homan for compiling information for eventual launch involving additional space, furnishings, office equipment, supplies, stationery, business cards and $4,500 to Mark Jacques, one of our shareholders, in exchange for development of proposed continuing educations programs.

Our Plan of Operation for the Next Twelve Months. We are currently developing our proposed continuing education programs, although we have not actually commenced technical development of our website. Bruce Younker, the brother of our president, has provided services to us, which include the development of proposed continuing educations programs as well as proposed content for our website. We have not paid anyone for technical development of our website and there have been no development costs to date. We have not spent any funds on research and development of our website. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in the development of electronic commerce.

Our objective is to complete the development of our website in the next three to six months. We do not believe that our current available funds will be sufficient to complete the development of our website. Although we are developing proposed continuing educations programs, we have not actually commenced technical development of our website. The minimum amount necessary to complete the development of our website is approximately $75,000. Our failure to raise additional capital will significantly limit our website development and we may not be able to commence operations. We have not begun the development of our proposed certification programs. We anticipate that our president Robert Younker and Bruce Younker, the brother of our president, will develop the proposed certification programs. Neither Robert Younker nor Bruce Younker has any experience in developing or administering certification programs. We anticipate that we may pay for the development of our proposed certification programs through the issuance of stock for services performed or the issuance of stock options if we adopt a stock option plan. We do not currently have any agreements, arrangements or understandings with respect to compensation for the development of our proposed certification programs.

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

Any revenues generated will be used to market our website and expand our membership base. We cannot guaranty that we will generate revenues to market our website and expand our membership base. Our failure to market our website and expand our membership base will harm our business and financial performance. If we are unable to generate revenues, we anticipate that our marketing activities will be very limited. In addition, our ability to generate revenues through our website depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet.

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

Item 7.  Financial Statements
-----------------------------





                             B Y & C MANAGEMENT, INC

                          Audited Financial Statements

                                  June 30, 2001
                                  -------------














                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

Board of Directors
B Y & C Management, Inc.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of B Y & C Management, Inc. (Company) as of June 30, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended June 30, 2001 and 2000 and from April 28, 1998 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of its operations for the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles.


                                    S/ Clyde Bailey
                                  Clyde Bailey
                           Certified Public Accountant

San Antonio, Texas
September 24, 2001

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                               As of June 30, 2001

                                   A S S E T S
                                   -----------
Current Assets
--------------
      Cash                                                     $          2,479

                                                              ------------------
             Total Current Assets                                                              2,479
                                                                                   ------------------
             Total Assets                                                           $          2,479
                                                                                   ==================


                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
      Advances from Officers                                             14,655
                                                              ------------------

             Total Current Liabilities                                                        14,655
                                                                                   ------------------
             Total Liabilities                                                                14,655

      Commitments and Contingencies                                                                -


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                                                    -
    50,000,000 authorized shares, par value $.001
    no shares issued and outstanding

Common Stock                                                                                   7,035
    100,000,000 authorized shares, par value $.001
    7,035,000 shares and outstanding

Additional Paid-in-Capital                                                                    84,915
Accumulated Deficit                                                                         (104,126)
                                                                                   ------------------
             Total Stockholders' Equity (Deficit)                                            (12,176)
                                                                                   ------------------
             Total Liabilities and Stockholders' Equity                             $          2,479
                                                                                   ==================





 The accompanying notes are integral part of consolidated financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations



                                                         ------------------------------------     ------------------
                                                                 For the Year Ended                 From 4/28/98
                                                                                                      (Inception)
                                                                       June 30                         to June 30
                                                         ------------------------------------     ------------------
                                                               2001               2000                  2001
                                                         -----------------  -----------------     ------------------
Revenues:
---------
      Continuing education fees
      Membership dues                                                   -                  -                      -
                                                         -----------------  -----------------     ------------------
           Total Revenues                                 $             -    $             -       $              -

Expenses:
---------
      Consulting Services                                          28,000              2,350                 84,226
      Depreciation Expense                                              -              1,073                  5,362
      Professional Fees                                            65,856                  -                104,941
      Operating Expenses                                            3,571              9,122                 26,688
                                                         -----------------  -----------------     ------------------
           Total Expenses                                          97,427             12,545                221,217

           Net Income (Loss) from Operations              $       (97,427)   $       (12,545)      $       (221,217)

Other Income and Expenses:
--------------------------
      Other commission income                                           -                  -                126,000
      Loss on Sale of Auto                                              -            (10,986)               (10,986)
      Gain on Sale of Investments                                       -              2,077                  2,077
                                                         -----------------  -----------------     ------------------
           Loss before Income Taxes                               (97,427)           (21,454)              (104,126)

Provision for Income Taxes:
---------------------------
      Income Tax Benefit                                                -                  -                      -
                                                         -----------------  -----------------     ------------------
           Net Income (Loss)                              $       (97,427)   $       (21,454)      $       (104,126)
                                                         =================  =================     ==================

Basic and Diluted Loss Per Common Share                             (0.01)             (0.00)                 (0.01)
                                                         -----------------  -----------------     ------------------
Weighted Average number of Common Shares                        7,021,250          6,950,000              6,972,500
                                                         =================  =================     ==================
      used in per share calculations





 The accompanying notes are integral part of consolidated financial statements.

                             B Y & C Management Inc.
                        Statement of Stockholders' Equity
                               As of June 30, 2001



                                                    $0.001         Paid-In       Accumulated   Stockholders'
                                    Shares        Par Value        Capital         Deficit        Equity
                                 --------------  -------------  --------------  -------------- --------------
   Balance, April 28, 1998
   (Inception)                               -    $         -    $          -    $         -    $          -

   Stock Issuance *                  6,950,000          6,950               -                          6,950

   Net Income  (Loss)                                                                  61,670         61,670
                                 --------------  -------------  --------------  -------------- --------------

   Balance, June 30, 1998            6,950,000          6,950               -          61,670         68,620

   Net Income  (Loss)                                                                 (46,915)       (46,915)
                                 --------------  -------------  --------------  -------------- --------------
   Balance, June 30, 1999            6,950,000          6,950               -          14,755         21,705

   Net Income  (Loss)                                                                 (21,454)       (21,454)
                                 --------------  -------------  --------------  -------------- --------------

    Balance June 30, 2000            6,950,000          6,950                          (6,699)           251

   Shares Issued for Cash               65,000             65          64,935                         65,000

   Shares Issued for Services           20,000             20          19,980                         20,000

   Net Income  (Loss)                                                                 (97,427)       (97,427)
                                 --------------  -------------  --------------  -------------- --------------
   Balance June 30, 2001             7,035,000    $     7,035    $     84,915    $   (104,126)  $    (12,176)
                                 ==============  =============  ==============  ============== ==============




    *   Retroactively Restated




 The accompanying notes are integral part of consolidated financial statements.

                             B Y & C Management Inc.
                      (A Developmental Stage enterprisse)
                             Statement of Cash Flows


                                                            ---------------------------------------    -----------------
                                                                     For the Year Ended                    From 4/28/98
                                                                                                          (Inception)
                                                                           June 30                         to June 30
                                                            ---------------------------------------    -----------------
                                                                  2001                 2000                  2001
                                                            ------------------  -------------------    -----------------
Cash Flows from Operating Activities:
-------------------------------------
   Net Income (Loss)                                         $        (97,427)   $         (21,454)     $      (104,126)
                                                                                                 .
      Changes in operating assets and liabilities:
              Depreciation                                                  -                1,073                5,362
              Loss on Sale of Auto                                          -               10,986               10,986
              Gain on Sale of Investments                                   -               (2,077)              (2,077)
              Advance from Officers                                    14,655                                    14,655
              Stock issued for Services                                20,000                    -               26,950
                                                            ------------------  -------------------    -----------------
              Total Adjustments                                        34,655                9,982               55,876
                                                            ------------------  -------------------    -----------------
Net Cash (Used in) Provided From  Operating Activities       $        (62,772)   $         (11,472)     $       (48,250)


Cash Flows from Investing Activities:
-------------------------------------
      Sale of Auto                                                          -                5,100                5,100
      Purchase of Auto                                                                                          (21,448)
      Purchase of Investments                                                                                    (3,633)
      Investments (Purchased) Sold                                          -                5,710                5,710
                                                            ------------------  -------------------    -----------------
Net Cash Used in Investing Activities                        $              -    $          10,810      $       (14,271)
                                                            ------------------  -------------------    -----------------



Cash Flows from Financing Activities:
-------------------------------------
      Note Payable                                                          -                    -                    -
      Common Stock                                                     65,000                    -               65,000
                                                            ------------------  -------------------    -----------------
Net Cash Provided for Financing Activities                   $         65,000    $               -      $        65,000
                                                            ------------------  -------------------    -----------------

Net Increase (Decrease) in Cash                              $          2,228    $            (662)     $         2,479

Cash Balance,  Begin Period                                               251                  913                    -
                                                            ------------------  -------------------    -----------------
Cash Balance,  End Period                                    $          2,479    $             251      $         2,479
                                                            ==================  ===================    =================

Supplemental Disclosures:
      Cash Paid for interest                                 $             -     $              -       $              -
      Cash Paid for income taxes                             $             -     $              -       $              -
      Stock Issued for Services                              $        20,000     $              -       $         26,950






 The accompanying notes are integral part of consolidated financial statements.

                            B Y & C Management, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
B Y & C Management, Inc. ("the Company") was incorporated under the laws of the State of Florida on April 28, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Florida. The company has a total of 100,000,000 authorized common shares with a par value of $.001 per share and with 6,950,000 common shares issued and outstanding as of June 30, 2001. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $.001 and no shares are outstanding. On June 27, 2000, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Florida Corporation Commission to increase the authorized common shares to 100,000,000, authorize 50,000,000 in preferred shares, and change the par value to $.001. The Company has been mostly inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period other than the initial revenue of $126,000.

Fixed Assets
------------
The Company has no fixed assets at this time. The Company did own an automobile that was purchased in June 1998. The automobile was depreciated over a five year life and sold to a related party in September 1999.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has a net operating loss carryover of $104,126 that will expire in 2020.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            B Y & C Management, Inc.
                          Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The Company recognizes income as earned per SAB 101.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                            B Y & C Management, Inc.
                          Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. Adoption of SFAS 133 and SFAS 138 did not materially impact the Company's consolidated financial position, results of operations, or cash flows.

Accounting for Certain Transactions involving Stock Compensation
----------------------------------------------------------------

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

Revenue Recognition in Financial Statements
-------------------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ending August 31, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

Goodwill and Other Intangible Assets
------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for

                            B Y & C Management, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

 indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

Note 2  -  Common Stock
-----------------------

In April of 1998, a total of 6,950 shares of stock were issued for consulting services to the founders of the Company. The stock was valued at $1.00 per share by the Company's Board of Directors as being the value of services provided and recorded as Consulting Services. On June 26, 2000, the Company approved a 1000/1 forward split of the common shares making the total shares outstanding as 6,950,000 as of June 30, 2000.

In August of 2000, the Company completed an offering that resulted in 65,000 shares of its common stock being sold for $65,000.

In November of 2000 the Company issued to Bruce Younker (a related party) 15,000 shares of consulting services.

Note 3 - Other Income and Expenses
----------------------------------

The Company earned was the negotiation and sale of land in Sarasota, Florida in December 1998 and January 1999. A total of $116,000 was earned Fransico Ametller (an unrelated party) from the sale of vacant land and $10,000 was earned from Allen Investments (an unrelated party) on a shopping center lease in Sarasota, Florida. The Company ceased any other real estate activity in January 1999.

The Company had acquired an automobile in June of 1998 for $21, 448. The automobile was sold for $5,100 in September of 1999 which resulted in a loss of $10,986.

Also, the Company had purchased 100 shares of stock from a Company by the name of "VAR" in March of 1999. The price of the stock was at $36 per share. The stock split three for one and sold in September of 1999 for $5,710 or $19.03 per share through an unrelated broker which resulted in a gain of $2,077.

Note 4  -  Related Parties
--------------------------

The Company has related party transactions with Bruce Younker, (15,000 shares of common being issued for consulting services) and Bob Younker and CJ Calvert (Advances to Officers $14,655).

                            B Y & C Management, Inc.
                          Notes to Financial Statements


Note 5  -  Subsequent Events
----------------------------

On August 14, 2001, the Company approved a resolution to redeem and cancel 5,200,000 shares of its common stock making the total outstanding shares of common stock of 1,835,000 as of August 14, 2001.

The Company approved a 4 to 1 forward split of the common stock effective at the close of business August 15, 2001. The total outstanding shares of common stock to be 7,340,000 outstanding as of August 15, 2001.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.



                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have not entered into employment agreements with any of our key executives. We cannot guaranty that each executive will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

The following table sets forth information regarding our executive officers and directors as well as other key members of our management.

======================== =============== ======================================
Name                          Age        Position
------------------------ --------------- --------------------------------------
Robert A. Younker              57        President and a Director
------------------------ --------------- --------------------------------------
Carol Jean Gehlke              48        Secretary, Treasurer and a Director
------------------------ --------------- --------------------------------------
Calvin K. Mees                 40        Director
======================== =============== ======================================

Robert A. Younker. Mr. Younker has been the President and one of our directors since our inception. Mr. Younker is responsible for management of our day-to-day operations. Since 1997, Mr. Younker has managed the commercial division of REMAX Real Estate in Newport Beach. From 1996 to 1997, Mr. Younker worked as a real estate investment sales agent for Marcus & Millichap, Inc., in Miami and Fort Lauderdale, Florida. Mr. Younker has been involved in the real estate industry for approximately 28 years and has possessed a California Real Estate Salesperson license since 1978. Mr. Younker also currently serves as managing member of Laguna Capital Group, LLC, a California limited liability company, which provides management consulting services to start-up companies. Mr. Younker is not an officer or a director of any other reporting company.

Carol Jean Gehlke. Ms. Gehlke has been the Secretary, Treasurer and one of our directors since our inception. Ms. Gehlke is responsible for day-to-day operations as well as our sales and marketing activities. Since 1986, Ms. Gehlke has been the Chief Executive Officer of REO Nationwide Outsource Services, which manages a network of real estate agents who process and liquidate real estate owned (REO) properties for lenders and servicers nationally. Ms. Gehlke has extensive experience in the real estate industry and possesses a California Real Estate Salesperson license since 1980. Ms. Gehlke graduated from the University of California, Irvine with a Bachelor of Arts in urban planning in 1975. Ms. Gehlke is not an officer or a director of any other reporting company.

Calvin K. Mees. Mr. Mees has been one of our directors since our inception. Mr. Mees has been self-employed as a small business financial consultant since March 1996. Mr. Mees was a securities broker and account executive with Lew Lieber Baum & Company from April 1994 through March 1996, and held a Series 7 general securities representative license until March 1996. Mr. Mees is currently an officer and a director of BisAssist, Inc., a Nevada corporation and a reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. All of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Compensation of Officers and Directors. During fiscal year 2000, our chief executive did not receive any compensation. As of June 30, 2001, none of our officers or directors has been paid any compensation. We do not have any plans for our officers or directors to be paid any compensation in the immediate future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 27, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

=================== ========================================== ====================================== ====================
Title of Class      Name of Beneficial Owner                        Amount of Beneficial Owner          Percent of Class
------------------- ------------------------------------------ -------------------------------------- --------------------
Common Stock        Robert Younker, President, Director                 4,000,000 shares                     54.49%
------------------- ------------------------------------------ -------------------------------------- --------------------
Common Stock        Carol Jean Gehlke, Secretary, Treasurer,            2,000,000 shares                     27.25%
                    Director
------------------- ------------------------------------------ -------------------------------------- --------------------
Common Stock        Calvin K. Mees, Director                            800,000 shares                       10.90%
------------------- ------------------------------------------ -------------------------------------- --------------------
Common Stock                                                        All directors and named executive         92.64%
                                                                       officers as a group
=================== ========================================== ====================================== ====================

On August 7, 2001, our Board of Directors redeemed 5,200,000 shares of our common stock owned by our officers and directors. Specifically, we redeemed 3,500,000 shares of common stock owned by Robert A. Younker, our president and one of our directors, 1,500,000 shares of common stock owned by Carol Jean Gehlke, our secretary, treasurer and one of our directors, and 200,000 shares of common stock owned by Calvin Mees, one of our directors. On August 15, 2001, our Board of Directors authorized a forward split of 4 to 1.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Robert A. Younker, our President and a director, currently provides office space to us at no charge.

On November 7, 2000, we issued 15,000 shares of our common stock to Bruce Younker, the brother of our President, in exchange for consulting services, which were valued at $15,000. Mr. Younker has been involved in the real estate industry for approximately 30 years and has possessed a real estate broker license since 1970. Mr. Younker's expertise includes real estate development as well real estate brokerage and property management. Those services provided by Mr. Younker included the development of proposed continuing educations programs as well as proposed content for our website. Mr. Younker does not have any experience in developing or administering continuing education programs. Currently, our website does not actually contain any real estate content because we have not paid anyone to actually develop our website. We are not obligated to continue nor do we intend to continue paying Mr. Younker for consulting services in the future. We do not have a written consulting agreement with Mr. Younker.

In 1998, we paid $56,226 to Bruce Younker for consulting services, which were valued at $56,226. Those services included real estate services that Mr. Younker performed, which were necessary for us to earn the real estate commissions from the sale of vacant land and the shopping center lease in Sarasota, Florida.

We also paid $4,500 to Mark Jacques, one of our shareholders, in exchange for development of proposed continuing educations programs. Mr. Jacques does not have any experience in developing or administering continuing education programs.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

          o    disclosing such transactions in prospectus' where required;
          o disclose in any and all filings with the Securities and Exchange Commission, where required;
          o    obtain uninterested directors consent; and
          o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                    Articles of Incorporation*
                       (Charter Document)

3.2                    Certificate of Amendment to Articles of Incorporation*
                       (Charter Document)

3.3                    Amended and Restated Bylaws*

* Included in the registration statement on Form SB-2, Amendment No. 6 filed on July 18, 2001.

(b) Reports on Form 8-K
-----------------------

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  B Y & C Management, Inc.,
                  a Florida corporation

                  By:      /s/Robert Younker          September 27, 2001
                          ----------------------
                          Robert A. Younker
                  Its:    President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/Robert Younker                           September 27, 2001
------------------------------------
Robert A. Younker
President and Director

/s/Robert Younker                            September 27, 2001
------------------------------------
Carol Jean Gehlke
Secretary, Treasurer, Director

 /s/Robert Younker                           September 27, 2001
------------------------------------
Calvin K. Mees
Director