Form 10QSB
period 2001-09-30
BY&C MANAGEMENT INC
filed 2001-11-14
CIK 1123130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              ---------------- ----------------

Commission File Number: 000-31489

                            B Y & C Management, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

Florida                                                             65-0832987
-------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         23 Corporate Plaza, Suite 180, Newport Beach, California, 92663
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 720-7320
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 7,340,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------



                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                                       September 30           June 30
                                                                          2001                 2001
                                                                    ---------------------------------------
                                   A S S E T S
                                   -----------

                                                                         (Unaudited)            (Audited)
Current Assets
--------------
      Cash                                                          $           1,531    $            2,479
                                                                    ------------------   ------------------
             Total Current Assets                                               1,531                2,479
                                                                    ------------------   ------------------
             Total Assets                                           $            1,531   $            2,479
                                                                    ==================   ==================

                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
-------------------
      Advances from Officers                                                    25,590   $           14,655
                                                                    ------------------   ------------------
             Total Current Liabilities                                          25,590               14,655
                                                                    ------------------   ------------------
             Total Liabilities                                                  25,590               14,655
      Commitments and Contingencies                                                  -                    -


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                                                           -
Common Stock                                                                     7,340                7,035
Additional Paid-in-Capital                                                      84,610               84,915
Accumulated Deficit                                                           (116,009)            (104,126)
                                                                    ------------------   ------------------
             Total Stockholders' Equity (Deficit)                              (24,059)             (12,176)
                                                                    ------------------   ------------------
             Total Liabilities and Stockholders' Equity             $            1,531   $            2,479
                                                                    ==================   ==================




                See accompanying notes to financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)

                                                         ------------------------------------       From 4/28/98
                                                             For the Three Months Ended               (Initial)
                                                                   September 30                      to Sept 30
                                                         ------------------------------------     ------------------
                                                               2000               1999                  2000
                                                         -----------------  -----------------     ------------------
Revenues:
---------
      Revenues                                                           -                  -                      -
                                                         -----------------  -----------------     ------------------
           Total Revenues                                $               -  $               -     $                -

Expenses:
---------
      Consulting Services                                                -              8,000                 84,226
      Depreciation                                                       -                  -                  5,362
      Professional Fees                                             10,928             42,800                115,869
      Operating Expenses                                               955              4,904                 27,643
                                                         -----------------  -----------------     ------------------
           Total Expenses                                           11,883             55,704                233,100

           Net Loss from Operations                      $         (11,883) $         (55,704)    $         (233,100)

Other Income and Expenses:
--------------------------
      Other Commission Income                                                                                126,000
      Loss on Sale of Auto                                               -                  -                (10,986)
      Gain on Sale oif Investments                                       -                  -                  2,077
                                                         -----------------  -----------------     ------------------
           Net Loss before Taxes                                   (11,883)           (55,704)              (116,009)

Provision for Income Taxes:
---------------------------
      Income Tax Benefit                                                -                   -                      -

           Net Loss                                      $         (11,883) $         (55,704)    $         (116,009)
                                                         =================  =================     ==================

Basic and Diluted Earnings Per Common Share                         (0.002)            (0.008)                (0.017)
                                                         -----------------  -----------------     ------------------

Weighted Average number of Common Shares                         7,000,560          6,950,000              7,000,560
   used in per share calculations                        =================  =================     ==================




                See accompanying notes to financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                            As of September 30, 2001
                                   (Unaudited)


                                                    $0.001         Paid-In       Accumulated   Stockholders'
                                    Shares        Par Value        Capital         Deficit        Equity
                                 --------------  -------------  --------------  -------------- --------------
   Balance, April 28, 1998                    -  $           -  $            -  $            - $            -

   Stock Issuance                     6,950,000          6,950               -                          6,950

   Net Income  (Loss)                                                                   57,379         57,379
                                 --------------  -------------  --------------  -------------- --------------

   Balance, June 30, 1998             6,950,000          6,950               -          57,379         64,329

   Net Income  (Loss)                                                                  (43,697)       (43,697)
                                 --------------  -------------  --------------  -------------- --------------

   Balance, June 30, 1999             6,950,000          6,950               -          13,682         20,632

   Net Income  (Loss)                                                                  (20,381)       (20,381)
                                 --------------  -------------  --------------  -------------- --------------

   Balance June 30, 2000              6,950,000          6,950               -          (6,699)           251

   Shares Issued for Cash                65,000             65          64,935                         65,000

   Shares Issued for Services            20,000             20          19,980                         20,000

   Net Income  (Loss)                                                                  (97,427)       (97,427)
                                 ----------------------------------------------------------------------------

   Balance June 30, 2001               7,035,000  $      7,035  $       84,915  $     (104,126) $     (12,176)

  Stock Cancelled, 8/14/01            (5,200,000)       (5,200)          5,200

  Forward Split, 4 to 1                5,505,000         5,505          (5,505)

   Net Income  (Loss)                                                                  (11,883)       (11,883)
                                 ----------------------------------------------------------------------------

   Balance September 30, 2001          7,340,000  $      7,340 $        84,610  $     (116,009) $     (24,059)
                                 ============================================================================


                See accompanying notes to financial statements.

                             B Y & C Management Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)

                                                        -----------------------------------------      From 4/28/98
                                                               For the Three Months Ended                (Initial)
                                                                      September 30                      to Sept 30
                                                        -----------------------------------------    -------------------
                                                               2001                 2000                    2001
                                                        -------------------  --------------------    -------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                              $           (11,883) $            (55,704)   $          (116,009)
         Changes in operating assets and liabilities:
                 Depreciation                                             -                     -                  5,362
                 Loss on Sale of Auto                                                           -                 10,986
                 Gain on Sale on Investments                                                    -                 (2,077)
                 Advances from Officers                              10,935                                       25,590
                 Stock issued for Services                                -                 5,000                 26,950
                                                        -------------------  --------------------    -------------------
                 Total Adjustments                                   10,935                 5,000                 66,811
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Operating Activities               $              (948) $            (50,704)   $           (49,198)

    Cash Flows from Investing Activities:
    -------------------------------------
         Sale of Auto                                                     -                     -                  5,100
         Purchase of Auto                                                                                        (21,448)
         Purchase of Investment                                                                                   (3,633)
         Investments Sold                                                 -                     -                  5,710
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Investing Activities               $                 -  $                  -    $           (14,271)
                                                        -------------------  --------------------    -------------------

    Cash Flows from Financing Activities:
    -------------------------------------
         Note Payable                                                     -                     -                      -
         Common Stock                                                     -                65,000                 65,000
                                                        -------------------  --------------------    -------------------
    Net Cash Provided for Financing Activities          $                 -  $             65,000    $            65,000
                                                        -------------------  --------------------    -------------------
    Net Increase (Decrease) in Cash                     $              (948) $             14,296    $             1,531
    Cash Balance,  Begin Period                                       2,479                   251                      -
                                                        -------------------  --------------------    -------------------
    Cash Balance,  End Period                           $             1,531  $             14,547    $             1,531
                                                        ===================  ====================    ===================
                                                                                                     $                 -
    Supplemental Disclosures:
         Cash Paid for interest                         $                -   $                 -     $                 -
         Cash Paid for income taxes                     $                -   $                 -     $                 -
         Stock Issued for Services                                   5,000                     -                   6,950





                See accompanying notes to financial statements.

                            B Y & C MANAGEMENT, INC.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 2001
                               ------------------
                                   (Unaudited)
                                   -----------


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

        The Company has incurred an operating loss from inception through September 30, 2001 and has an accumulated deficit of $116,009. The Company's cash was provided primarily from the issuance of 65,000 shares of common stock. Management expects that the Company will be out of the development stage in 2002.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 and 2000 and cumulative since inception (April 28, 1998 through September 30, 2001) are not necessarily indicative of the results that may be expected for the fiscal years ended June 30, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

         Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

         Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.
NOTE 3 - COMMON STOCK
As of On August 14, 2001, the Company approved a resolution to redeem and cancel 5,200,000 shares of its common stock making the total outstanding shares of common stock of 1,835,000 as of August 14, 2001.

The Company approved a 4 to 1 forward split of the common stock effective at the close of business August 15, 2001. The total outstanding shares of common stock to be 7,340,000 outstanding August 15, 2001.

                            B Y & C MANAGEMENT, INC.
                            ------------------------
                          (A Development Stage Company)
                          ----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               September 30, 2001
                               ------------------
                                   (Unaudited)
                                   -----------

NOTE 4 - COMMITMENTS AND CONTINGENCIES
        The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.


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

Liquidity and Capital Resources. We have cash of $1,531 as of September 30, 2001. For the three-month period ended September 30, 2001, our only material expense has been professional fees of approximately $10,928. Our President, director and principal shareholder, Robert Younker, has paid a significant portion of our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Younker, in which he has agreed to pay our expenses, we anticipate that Mr. Younker will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Younker will pay our expenses is based on the fact that Mr. Younker has a significant equity interest in us. We believe that Mr. Younker will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Younker sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Younker will not sell some or all of their shares.

Results of Operations. We have not yet realized any revenue from our current operations. Our expenses of approximately $233,100 consist primarily of start-up costs from formation through September 30, 2001.

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



                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None.

Item 2.  Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        B Y & C Management, Inc.,
                                        a Florida corporation


November 13, 2001              By:      /s/ Robert Younker
                                        ---------------------------------------
                                        Robert Younker, President, Director