Form 10QSB
period 2001-12-31
BY&C MANAGEMENT INC
filed 2002-02-14
CIK 1123130

<pre>
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

Commission File Number 000-3149

                           MEDIABUS NETWORKS,INC.
             (Exact name of registrant as specified in its charter)

        Florida                                                65-0832987
(State or other jurisdiction                                 (IRS Employer
     of incorporation)                                    Identification No.)

        6560 West Rogers Circle
                Suite 14
          Boca Raton, FL                                           33487
 (Address of principle executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (770) 977-0944

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.[X]Yes[ ]No

Common Stock, issued and outstanding as of February 15, 2002: 9,448,788

PART I

Item 1.   Financial Statement

A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

Our mission is to provide technologies and services that allow for the distribution and virtual access of audio, video and interactive content to consumer and business environments. Our strategy has been to identify the cream of the crop in the media distribution space and merge them into an entity that will allow for our visions to be realized and for revenues to be earned. We have most recently acquired the assets of iDVDBox, a Florida based consumer technology and marketing company. Additionally, simultaneous with this acquisition we also hired in former key employees of Broad Stream Technologies, a hotel/hospitality in-room on-demand video services group, which afforded us an entry into the "heads on beds" space. We are currently listed as an over-the-counter electronic bulletin board market with symbol MDBU.

The Company was originally incorporated on April 29, 1998 under the name BY & C Management, Inc. The name was recently changed to MediaBus Networks, Inc. on January 18, 2002. The Articles of Incorporation were amended on June 27, 2000 when the authorized shares were amended to allow 100,000,000 shares @ $0.001 par value common stock and authorized 50,000,000 shares of Preferred Stock at $0.001 par value.

On January 7, 2002 Kenneth O. Lipscomb acquired the controlling interest in B Y & C Management, Inc. Mr. Lipscomb paid $300,000 in cash for 6,800,000 shares of the common stock and he owns approximately 92% of the outstanding shares of common stock. Mr. Lipscomb purchased his stock from three former members of the Board of Directors of the Company as follows:

4,000,000 shares from Robert A. Younker;
2,000,000 shares from Carol Jean Gehlke; and
  800,000 shares from Calvin K. Mees.

All three of these board members resigned on January 8, 2002.

On January 8, 2002, we acquired the assets of iDVDBox through an Asset Purchase Agreement. The Company acquired all rights of ownership to the iDVDBox Intellectual Property on a worldwide basis.

The Company agreed to issue the shareholders of iDVDBox an aggregate amount of 478,260 shares as in exchange and consideration for the assets.

Further, the Company has hired three key personnel of iDVDBox to continue the business of iDVDBox; Stephen Cavayero, the former President and founder, Richard Cavayero former Head of Operations and Jerry Siah the former Head of Engineering.

Stephen Cavayero will serve as the Executive Vice President; Richard Cavayero as Vice President of Operations; and Jerry Siah as Vice President of Engineering, all in the new Consumer Appliance Division.

As part of the Asset Purchase Agreement, the Company agreed to issue an additional 478,262 shares to Stephen Cavayero in exchange for and in full satisfaction of a $750,000 note payable to Mr. Cavayero from iDVDBox.

The Financial Accounting Standards Board (FASB) Impact

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or its results of operations.

Statement of Financial Accounting Standard No. 131, Disclosure About Segments Of An Enterprise And Related Information, (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations; however, additional disclosures may be made relating to the above items.

PART II
Other Information

Item 1.   Legal Proceedings

          None.

Item 2.  Changes in Securities and Use of Proceeds

The Company's Board of Directors approved an 8.25 to 1 share split given as a dividend to all shareholders of record on January 8, 2002. The share dividend took effect on January 18, 2002.

Stock Subscriptions

In January 2002 the Company issued:

(1) 478,510 shares of common stock for the purchase of the iDVDBox asset purchase.

(2) 1,788,891 shares of common stock to MediaBus Networks, Inc. owners in conjunction with thier management roles with the Company.

(3) 478,260 shares of common stock for the full satisfaction and payment of a Promissory Note in the amount of $750,000 plus interest to Stephen B. Cavayero, a Vice-President and Director of the Company.

(4) 188,305 shares of common stock to Stephen Cavayero pursuant to an employment agreement;

(5) 242,857 shares of common stock for the cash in amount of $850,000.

(6) An option to purchase 562,165 shares of common stock for $3.50 per share.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5. Other Information

On January 25, 2002 the Board of Directors appointed Stephen B. Cavayero, the Company's Vice-President to the serve on the Company's Board of Directors until the next annual meeting of the shareholders.

The Company expects to nominate other qualified individuals to serve on the Board of Directors in the next quarter.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibit

         99.0   Financial Statement (Unaudited)

     (b) During the Registrant's fiscal quarter ending December 31, 2001, the registrant filed the following current reports on Form 8-K:

	 None.

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



					MediaBus Networks, Inc.
Dated: February 14, 2002                /s/ Kenneth O. Lipscomb
                                        KENNETH O. LIPSCOMB, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date

/s/KENNETH O. LIPSCOMB
Kenneth O. Lipscomb      Chairman & President                February 14, 2002