Form 10QSB
period 2002-03-31
MEDIABUS NETWORKS INC
filed 2002-05-15
CIK 1123130

<pre>
                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002

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

          2900 Delk Road
            Suite 700
              PMB 113
            Marietta, GA                                           30067
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

Common Stock, issued and outstanding as of May 15, 2002: 8,886,637

PART I

Item 1.   Financial Statement

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Balance Sheet
                                                         March  31,           March 31,
                                                            2002                 2001
                                                       ----------------      --------------
                                                        (Unadudited)           (Audited)
                ASSETS

Current assets:
                Cash and cash equivalents               $       18,734       $        4,234
                Trade Receivable                                                         -
                Inventories                                     68,000                   -
                Income tax receivables                                                   -
                Other                                                                    -
                    Total current assets                        86,734                4,234

Investments
Goodwill					             2,284,986                   -
Long-term receivables                                                -                   -
Furniture, fixtures & Equip.                                         -                   -
Propoerty and equipment, net                                    37,776                   -
Other assets                                                         -                   -
                                                        ----------------     ------------------
                    Total assets                         $   2,409,496     $           4,234
                                                        ================     ==================
                LIABILITIES

Current liabilities:
                Accounts Payable                         $      96,677     $              -
                Accrued Liabilities                            240,952                2,690
                Advances from officers                               -                    -
                Other current liabilities                      775,250                    -
                                                        ----------------      ------------------
                    Total current liabilities                1,112,879                2,690


                STOCKHOLDERS' EQUITY

        Shareholders Equity
                Preferred Stock                                      -                    -
                Common Stock                                     8,885                7,020
                APIC                                         2,425,725               69,930
                Accumulated deficit                         (1,137,993)             (75,406)
                                                        ----------------       -------------------
                    Total Shareholders Equity                1,296,617                1,544
                                                        -----------------      -------------------
                   Total Liab. & Shareholders Equity         2,409,496                4,234
                                                        ==================     ===================
       F-1 </table>
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

                                                      For the Nine Months Ended        From 4/28/98
                                                        March  31, 2002               Initial)
                                                                                      to December 31,
                                                   ------------------------------     --------------
                                                      2002              2001              2001
Revenues:

Revenues                                               -                 -                  -

        Total Revenues                                 -                 -                  -

Expenses:

        Consulting Services                         20,758               -               85,926
        Depreciation                                                                      5,362
        Professional Fees                           57,442              7,512           140,869
        Operating Expenses                         618,402                 79            27,761
                                                  ------------      -------------     ------------
        Total Expenses                             755,192              7,591           259,918

        Net Loss from Operations                  (755,192)            (7,591)         (259,918)

Other Income and Expenses:
        Other Commission Income                                                         126,000
        Loss on Sale of Auto                                                            (10,986)
        Gain on Sale of Investments                                                       2,077
        Non-Recurring Expenses                    (382,801)
                                                  ------------      -------------     ------------
        Net Loss before Taxes                    (1,137,993)            (7,591)        (142,827)

Provision for Income Taxes:
        Income Tax Benefit

        Net Loss                                  (1,137,993)           (7,591)        (142,827)
                                                  ============      ==============    =============

Basic and Diluted Earnings Per Common Share         (0.128)             (0.001)          (0.020)

Weighted Average number of Common Shares
      used in per share calculations               8,886,637           7,035,000        7,000,560
                                                  ============      ==============    =============
       F-2 </table>

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

                                                      For the Six Months Ended        From 4/28/98
                                                        March  31, 2001               Initial)
                                                                                      to March  31
                                                   ------------------------------     --------------
                                                      2002              2001              2001
                                                   -----------      -------------     --------------
Cash Flows from Operating Activities:

        Net Incom (Loss)                            (1,137,993)       ( 7,591)           (142,827)

        Changes in operating assets and liabilities:                                         -
          Accounts Receivable                                          (1,500)               -
          Inventories                                  (68,000)           -                  -
          Accounts Payable                              96,677          (414)                  21
        Depreciation                                                                        5,362
        Loss on Sale of Auto                                                               10,986
        Gain on Sale of Investments                                                        (2,077)
        Advances from Officers                                                             55,134
        Stock issued for Services                                                          26,950
                                                    ----------      -------------      --------------
          Total Adjustments                          1,044,879           1,088             96,376
                                                    ----------      -------------      --------------
        Net Cash Used in Operating Activities         (93,114)         ( 6,505)          (46,451)
                                                    ----------      -------------      --------------
Cash Flows from Investing Activities:

        Sale of Auto                                                       -                5,100
        Purchase of Auto                                                   -              (21,448)
          Purchase Investment                                              -               (3,633)
          Investment Sold                                                  -                5,710
          Purchase Fixed Assets                       (37,776)
                                                    ----------      -------------      --------------
        Net Cash Used in Investing Activities         (37,776)             -              (14,271)
                                                    ==========      =============      ==============

Cash Flows from Financing Activities:


        Common Stock                                    8,885              -              65,000
        APIC                                        2,425,725
        (Increase) Decrease in Goodwill            (2,284,989)
        Note Payable                                                       -
           Net Cash Provided for
           Financing Activities                        149,624             -               65,000
                                                     ==========      =============      ==============

        Net Increase (Decrease) in Cash               18,734              (6,505)           4,278

        Cash Balance,    Begin Period                     -               10,739              -
                                                    ----------      -------------      --------------
        Cash Balance,    Ending Period                18,734               4,234            4,278
                                                    ==========      =============      ==============
Supplemental Disclosures:
          Cash Paid for Interest                         -
          Cash Paid for income taxes                     -
          Stock Issued for Services                      -                  -               6,950

       F-3 </table>

Statement of Stockholders' Equity
As of March  31, 2001
(Unaudited)

                                                 $0.001         Paid-In  Accumulated     Stockholders'
                                      Shares    Par Vaule       Capital  Deficit         Equity
Balance,  April 28, 1998                 -

Stock Issuance                      6,950,000    6,950           6,950

Net Income   (Loss)                      -         -               -       57,379           57,379
                                   ---------------------------------------------------------------------

Balance,  June 30, 1998             6,950,000    6,950                     57,379           64,329

Net Income   (Loss)                      -         -           (43,697)   (43,697)             -
                                   ---------------------------------------------------------------------

Balance,  June 30, 1999             6,950,000    6,950          13,682     20,632

Net Income   (Loss)                      -         -               -      (20,381)         (20,381)
                                   ---------------------------------------------------------------------

Balance,  June 30, 2000             6,950,000    6,950                     (6,699)             251

Shares Issued for Cash                 65,000       65          64,935     65,000

Shares Issued for Services             20,000       20          19,980     20,000
                                                                   -
Net Income   (Loss)                       -        -               -      (97,427)          (97,427)
                                   ---------------------------------------------------------------------

Balance,  June 30, 2001             7,035,000    7,035          84,915   (104,126)          (12,176)

Stock Cancelled,  8/14/01          (5,200,000)  (5,200)          5,200

Forward Split,  4  to  1            5,505,000    5,505          (5,505)

Net Income   (Loss)                     -          -               -      (11,883)          (11,883)
                                   ---------------------------------------------------------------------

Balance,  September 30, 2001        7,340,000    7,340          84,610   (116,009)          (24,059)

Net Income   (Loss)                     -          -               -      (26,818)          (26,818)
                                   ---------------------------------------------------------------------

Balance,  December 31, 2001         7,340,000    7,340          84,610   (142,827)          (50,877)

Forward Split,  8.25  to  1	   60,555,000 	 60,555

Stock Cancelled,  1/25/02         (54,844,936)  (54,845)

                                   ---------------------------------------------------------------------

Post-Split Total	            5,710,064 	  5,710 	             -

Shares Issued for Purchase
    of IDVDbox	                      478,260 	    478        750,000

Shares to Stephen Cavayero Debt	      478,260 	    478        750,000

Shares Issued for Cash		      242,857 	    243        850,000 	   850,000

Shares to Stephen Cavayero
   Employment		              188,305 	    188

Shares to MediaBus Management	    1,788,891     1,788 	 -

Net Income   (Loss)		        -   	    -   	 -   	 (1,137,993)	    (1,137,993)

                                   -----------------------------------------------------------------------

Balance,  March 31, 2002	    8,886,637 	  8,885      2,434,610   (1,280,820)	      (338,870)

       F-4 </table>

                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               March  31, 2002
                               ------------------
                                   (Unaudited)
                                   -----------


NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

	Mediabus Networks, Inc., formerly B Y & C Management, Inc.,
(the "Company") was incorporated on April 28, 1998 in the state of Florida. The Company was an Internet based association of property management professionals and licensed real estate brokers and agents that intended to provide continuing education classes, to promote the adoption of national standardized policies and procedures, and to develop certification programs for its membership community. The Company has been in the development stage since its inception. The Company plans to move into technologies and services that allow for the distribution and virtual access of audio, video and interactive content to consumer and business environments.

        The Company has incurred an operating loss from inception through March 31, 2001 and has an accumulated deficit of $1,137,993. Management expects that the Company will be out of the development stage in late 2002 or early 2003.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2001 and 2000 and cumulative since inception (April 28, 1998 through March 31, 2001) are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB 2001.

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

On May 15, 2002 we determined it would be in the best interest of the shareholders to unwind the asset purchase with iDVDBox and return all the assets and assumed liabilities in exchange for the return to the Company of all the shares used in the acquisition. We will continue to persue the hotel market for interactive media distribution.

Additionally, Mr Stephen Cavayero resigned as a member of the Board of Directors and Vice-President effective on May 1, 2002. Jerry Siah and Richard Cavayero also resigned their employment with the Company.

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

In May of 2002 1,145,075 shares of our common stock was returned to the treasuery pursuant to an unwind agreement of the asset purchase with iDVDBox and three employment agreements.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5. Other Information

On January 25, 2002 the Board of Directors appointed Stephen B. Cavayero, the Company's Vice-President to the serve on the Company's Board of Directors until the next annual meeting of the shareholders. Effective May 1, 2002 Mr Cavayero resigned his position on the Company's Board of Directors.

The Company expects to nominate other qualified individuals to serve on the Board of Directors in the next quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

    10.1       Unwind Agreement of Asset Purchase with iDVDBox

----------
(1) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 16, 2002
         (Registration No. 000-31489) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  January 15, 2002      8-K
                  January 16, 2002      8-K/A
                  February 28, 2002     8-K/A


	 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



					MediaBus Networks, Inc.
Dated: May 15, 2002                    /s/ Kenneth O. Lipscomb
                                        KENNETH O. LIPSCOMB, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date

/s/KENNETH O. LIPSCOMB
Kenneth O. Lipscomb      Chairman & President                     May 15, 2002

                                   EXHIBITS

Exhibit No.    Description
-----------    -----------
    10.1       Unwind Agreement of Asset Purchase with iDVDBox