Form 10KSB
period 2002-06-30
MEDIABUS NETWORKS INC
filed 2002-11-18
CIK 1123130

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

                                    FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended June 30, 2002

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

Commission File Number 000-3149

                                 Mediabus Networks, Inc.
                      (Name of small business issuer in its charter)

                     Florida                             65-0832987
               (state or other jurisdiction           (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

                     2900 Delk Road
                       Suite 700
                        PMB 113
                      Marietta, GA                             30067
          (Address of principal of Executive Offices)        (Zip Code)

Issuer's telephone number: (770) 977-0944

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB. [X]

State Issuer's revenues for it's most recent year: $0

The aggregate number of shares of the voting common stock held by non-affiliates on November 15, 2002 was 6,586,748. The market value of these shares, computed by reference to the market closing price on November 15, 2002 was approximately $138,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of the Company's common stock outstanding of issuer's classes of equities as of November 15, 2002 was 7,841,798.

                        TABLE OF CONTENTS

Description of Business                                                 3

Description of Property                                                 7

Legal Proceedings                                                       7

Submission of Matters to a Vote of Security Holders                     7

Market for Common Equity and Related Stockholder Matters                7

Management's Discussion and Analysis or Plan of Operation               8

Unaudited Financial Statement                                  F-1 to F-7

Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                   10

Directors, Executive Officers, Promoters and Control Persons           10

Executive Compensation                                                 10

Security Ownership of Certain Beneficial Owners and Management         10

Certain Relationships and Related Transactions                         10

Exhibits and Reports on Form 8-K                                       11

PART I


Item 1.     Description of Business

General

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, our dependence on limited cash resources, and its dependence on our certain key personnel. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

A. Business Development and Summary

General

The Company was originally incorporated on April 29, 1998 under the name BY & C Management, Inc. The name was changed to MediaBus Networks, Inc. on January 18, 2002. The Articles of Incorporation were amended on June 27, 2000 when the authorized shares were amended to allow 100,000,000 shares @ $0.001 par value common stock and authorized 50,000,000 shares of Preferred Stock at $0.001 par value.

Our mission was to provide technologies and services that allow for the distribution and virtual access of audio, video and interactive content to consumer and business environments. Our strategy had been to identify the cream of the crop in the media distribution space and merge them into an entity that will allow for our visions to be realized and for revenues to be earned. We acquired the assets of iDVDBox, a Florida based consumer technology and marketing company. Additionally, simultaneous with this acquisition we also hired in former key employees of Broad Stream Technologies, a hotel/hospitality in-room on-demand video services group, which afforded us an entry into the "heads on beds" space. We are currently listed as an over-the-counter electronic bulletin board market with symbol MDBU.

On January 7, 2002 Kenneth O. Lipscomb acquired the controlling interest in B Y & C Management, Inc. Mr. Lipscomb paid $300,000 in cash for 6,800,000 shares of the common stock and he owned approximately 92% of the outstanding shares of common stock. Mr. Lipscomb purchased his stock from three former members of the Board of Directors of the Company as follows:

4,000,000 shares from Robert A. Younker;
2,000,000 shares from Carol Jean Gehlke; and
  800,000 shares from Calvin K. Mees.

All three of these board members resigned on January 8, 2002.

On January 8, 2002, we acquired the assets of iDVDBox through an Asset Purchase Agreement. The Company acquired all rights of ownership to the iDVDBox Intellectual Property on a worldwide basis.

The Company issued the shareholders of iDVDBox an aggregate amount of 478,260 shares as in exchange and consideration for the assets.

Further, the Company hired three key personnel of iDVDBox to continue the business of iDVDBox; Stephen Cavayero, the former President and founder, Richard Cavayero former Head of Operations and Jerry Siah the former Head of Engineering.

Stephen Cavayero served as the Executive Vice President; Richard Cavayero as Vice President of Operations; and Jerry Siah as Vice President of Engineering, all in the new Consumer Appliance Division.

As part of the Asset Purchase Agreement, the Company issued an additional 478,262 shares to Stephen Cavayero in exchange for and in full satisfaction of a $750,000 note payable to Mr. Cavayero from iDVDBox.

On May 15, 2002 we determined it would be in the best interest of the shareholders to unwind the asset purchase with iDVDBox and return all the assets and assumed liabilities in exchange for the return to the Company of all the shares used in the acquisition.

Additionally, Mr. Stephen Cavayero resigned as a member of the Board of Directors and Vice-President effective on May 1, 2002. Jerry Siah and Richard Cavayero also resigned their employment with the Company.

Proposed Operations

Our Company has had no assets or ongoing operations and has not engaged in any business activities since June 2002. Nevertheless, we believe it may be possible to recover some value for the stockholders through the adoption and implementation of a plan whereby our Company will attempt to effect a business combination transaction with a suitable privately held company that has both business history and operating assets.

Our Company is seeking, investigating and, if the results of such investigation warrant, effect a business combination with a suitable privately held company or other business opportunity. Our contemplated business operations are sometimes referred to as a "blind pool" because our stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to us, or to approve or disapprove the terms of any business combination transaction that may be negotiated. Consequently, our potential success will be primarily dependent on the efforts and abilities of our management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

Management anticipates that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous privately held companies seeking the perceived benefits of becoming a publicly held corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis extremely difficult and complex. Our management team believes we will only be able to participate in one business venture. This lack of diversification should be considered a substantial risk because it will not allow us to offset potential losses from one venture against gains from another. Moreover, since we do not have any financial, managerial or other resources, management believes we will not be viewed as a suitable business combination partner for either developing companies or established business that currently need substantial additional capital.

Management believes our Company will offer owners of a suitable privately held company the opportunity to acquire a controlling ownership interest in a public company:

o In less time than would be required for a traditional IPO;

o For less out-of-pocket cost than would be required for a traditional IPO;
  and

o With a greater degree of certainty that the transaction will ultimately close.

Nevertheless, the owners of any target that we select will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with future reporting under the Exchange Act.

While management believes our Company will be able to enter into a business combination transaction within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. We will not restrict our search to any specific business, industry or geographical location, and our Company may participate in a business venture of virtually any kind or nature.

Acquisition Opportunities

In implementing a particular business combination transaction, our Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that our present stockholders will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of our current officers and directors will ordinarily resign and be replaced by new officers and directors selected by the target. Management does not intend to obtain stockholder approval before consummating any acquisition other than a statutory merger.

In connection with our investigation of potential business opportunities, Management will ordinarily meet personally with the management and key personnel of potential targets. They may also visit and inspect material facilities, check the references of management and key personnel, and take other reasonable investigative measures. Since the financial and other resources of our Company will be limited, management is not likely to obtain independent analysis or verification of the information provided by a potential target.

The terms of any business combination we may negotiate in the future will depend on the nature of the opportunity, the needs and desires of the target and its owners, and the relative negotiating strength of our Company and the other parties to the proposed transaction. In negotiating the terms of a potential business combination, management will ordinarily focus on the percentage of the combined companies' stock that will be held by the owners of the target upon completion of the transaction. While management will endeavor to maximize the total value to our current stockholders, it is likely that the owners of the target will want to own 90% to 95% of the outstanding stock the combined companies upon completion of the transaction. Therefore, any business combination will likely have a significant dilutive effect on the voting power held by our current stockholders.

Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

If our Company issues securities in connection with a business combination, we will probably do so in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as our Company may agree to register such securities either at the time the transaction or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market.

While the terms of a future transaction cannot be predicted, it is likely that the parties to the business transaction will want to avoid a taxable event. Therefore, the most likely transaction format would be an acquisition structured as a tax-free reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own at least 80% of the voting stock of the surviving entity. In such event, our current stockholders would retain less than 20% of the combined companies. We intend to structure any business combination in such manner as to minimize Federal and state tax consequences to the target.

Item 2. Description of Properties

 None.

Item 3. Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4. Submission of matters to a vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended June 30, 2002.

As soon as practicable after the date of this Form 10-KSB, we intend to call a meeting of the stockholders to consider and vote upon a plan to ratify the actions taken to date.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

At the date of this annual report, our outstanding equity securities is 7,841,798 shares of Common Stock that are owned by approximately 25 record holders and no Preferred Stock has been issued and outstanding;

The Articles of Incorporation were amended on June 27, 2000 when the authorized shares were amended to allow 100,000,000 shares @ $0.001 par value common stock and authorized 50,000,000 shares of Preferred Stock at $0.001 par value.

The Company's holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors.

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors in not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is in profit.

Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval. The holders of Common Stock will have no conversion, preemptive or other subscription rights.

Price Range Of Common Stock

Our Common Stock is listed on the electronic bulletin board under the symbol "MDBU". The following table sets forth the range of high and low sales prices for the Common Stock as reported by the electronic bulletin board for year 2002:

            Year    Quarter            High    Low
            2002
                    First Quarter      5.00    0.16
                    Second Quarter     2.10    0.03
                    Third Quarter      0.06    0.02

Stock Subscriptions

In the first quarter of fiscal year 2002 the Company authorized a 4 to 1 forward split of the stock.

In August 2002 the Company canceled 5,200,000 shares of common stock.

In the second quarter of the fiscal year 2002 the Company authorized a 8.25 to 1 forward spilt.

In January 2002 54,844,950 shares of our common stock was returned to the treasury by Mr. Lipscomb, the Company's President.

In January 2002 the Company issued the following stock:

(1) 478,510 shares of common stock for the purchase of the iDVDBox asset purchase.

(2) 1,788,891 shares of common stock to MediaBus Networks, Inc. owners in conjunction with their management roles with the Company.

(3) 478,260 shares of common stock for the full satisfaction and payment of a Promissory Note in the amount of $750,000 plus interest to Stephen B. Cavayero, a Vice-President and Director of the Company.

(4) 188,305 shares of common stock to Stephen Cavayero pursuant to an employment agreement;

(5) 242,857 shares of common stock for the cash in amount of $450,000.

(6) An option to purchase 562,165 shares of common stock for $3.50 per share.

In February 2002 the Company issued 100,000 shares of common stock for the cash in amount of $100,000.

In May of 2002 1,145,075 shares of our common stock was returned to the treasury pursuant to an unwind agreement of the asset purchase with iDVDBox and three employment agreements.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 7. Management Discussion and Analysis and Plan of Operations

This Form 10-KSB does not include audited, but rather unaudited financial information for the fiscal year ended June 30, 2002. Within 30 days from the date of this Form 10-KSB, we intend to file an amended 10-KSB with an audited financial statement.

We had hoped to continue to pursue the hotel market for interactive media distribution, but we were not been able to acquire the necessary funding for the project. As such we laid off all employees of the Company and have scaled operations down to a minimum. We are now searching for a merger candidate and/or significant acquisition.

In our opinion, we do not have available funds to satisfy our working capital requirements. We need to raise additional capital immediately to conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may have to contemplated a plan of reorganization and/or liquidation in the event that we do not acquire financing.

We are not currently conducting any research and development activities, other than the search for a merger candidate. We do not anticipate conducting any other such activities in the next three months.

We do not anticipate that we will hire any employees in the next three to six months, unless we acquire financing. We believe our future success depends in large part upon the success in finding a qualified merger candidate.

Plan of Operations

We have not engaged in any material operations or had any revenues from operations since June 28, 2002. Our plan of operation for the next twelve months will be entirely contingent on the acquisition of assets, property or business that may benefit our Company and its stockholders. Because we have no substantial financial resources, management believes we will be required to issue equity securities as the sole consideration for such an acquisition.

During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business opportunities. Accordingly, management believes that our current cash resources will probably be adequate for our Company's anticipated needs. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-KSB, it is impossible to predict whether additional capital may be required during the next 12 months.

Except for the additional shares that may be issued to our legal counsel and certain consultants, our management team has no plans to offer or sell any securities for cash. However, we may decide to engage in such activities in the future. In such an event, we will probably sell securities for cash in a private placement transaction because Rule 419 severely restricts the ability of blank check companies to offer registered securities for cash and use the proceeds of such an offering in their business. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, our management team does not believe that Rule 419 will be applicable to our proposed activities.

Item 7.   Financial Statement

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Balance Sheet
                                                           June 30,             June 30,
                                                            2002                 2001
                                                       ----------------      --------------
                                                         (Unaudited)            (Audited)
                ASSETS

Current assets:
                Cash and cash equivalents               $           85       $        2,479
                Trade Receivable                                                         -
                Inventories                                          0                   -
                Income tax receivables                               0                   -
                Other                                                0                   -
                                                        --------------       --------------
                    Total current assets                            85                2,479
                                                        ==============       ==============
Investments
Goodwill                                                             -                   -
Long-term receivables                                                -                   -
Furniture, fixtures & Equip.                                         -                   -
Property and equipment, net                                          -                   -
Other assets                                                         -                   -
                                                        ----------------     ------------------
                    Total assets                         $          85                 2,479
                                                        ================     ==================
                LIABILITIES

Current liabilities:
                Accounts Payable                         $      23,391     $              -
                Accrued Liabilities                                833                    -
                Advances from officers                          55,134               14,655
                Other current liabilities                       25,000                    -
                                                        ----------------      ------------------
                    Total current liabilities                  104,358                14,655
                                                        ================      ==================

                STOCKHOLDERS' EQUITY

Shareholders Equity (deficiency)

   Preferred Stock
   par value at $0.001, 50,000,000 shares
   authorized, none issued and outstanding                               -                    -

   Common Stock
   par value at $0.001, 100,000,000 shares
   authorized, 7,841,798 and 7,035,000 shares
   issued and outstanding, respectively                          7,842                7,035

   Additional Paid In Capital                                  663,561               84,915

   Accumulated deficit                                        (775,676)            (104,126)
                                                        ----------------       -------------------
   Total Shareholders Equity (deficit)                        (104,273)             (12,176)
                                                        -----------------      -------------------
   Total Liabilities & Shareholders Equity                          85                2,479
                                                        ==================     ===================
       F-1 </table>

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

                                                      For the Twelve Months Ended     From Inception
                                                            June 30                  to June 30, 2002

                                                       2002             2001
                                                   ------------------------------   ----------------
                                                   (unaudited)      (audited)         (unaudited)
Revenues:

Revenues                                               -                 -                  -

        Total Revenues                                 -                 -                  -

Expenses:

        Consulting Services                          4,167             28,000            88,393
        Depreciation                                     -                  -             5,362
        Professional Fees                           97,102             65,856           202,043
        Operating Expenses                         434,091              3,571           460,779
                                                  ------------      -------------     ------------
        Total Expenses                             535,360            97,427            756,577

        Net Loss from Operations                  (535,360)          (97,427)          (756,577)

Other Income and Expenses:

        Interest expense                              (833)                -               (833)
        Other Commission Income                          -                 -             126,000
        Loss on Sale of Auto                             -                 -             (10,986)
        Gain on Sale of Investments                      -                 -               2,077
        Gain (Loss) on asset disposition          (135,000)                -            (135,000)
                                                  ------------      -------------     ------------
        Total other income (expense)              (135,833)                -             (18,742)

        Income (loss) before income tax           (671,193)            (97,427)        (775,319)

        Income tax expense (benefit)                 1,682                   -            1,682
                                                   -----------       ------------      -----------

        Net Loss                                  (672,875)            (97,427)        (777,001)
                                                 ============       ==============   =============

Basic and Diluted Earnings Per Common Share         (0.08)               (0.01)          (0.09)

Weighted Average number of Common Shares
      used in per share calculations               8,255,216           7,021,250        8,206,466
                                                 ============      ==============    =============
       F-2 </table>

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

                                                    For the Twelve Months Ended     From Inception
                                                            June 30                  to June 30, 2002

                                                       2002             2001
                                                   ------------------------------   ----------------
                                                   (unaudited)      (audited)         (unaudited)
Cash Flows from Operating Activities:

        Net Income (Loss)                             (672,875)       (97,427)           (777,001)

        Adjustments to reconcile net income
        (loss) to net cash provided by
        (user for) operating activities:

        Depreciation                                         -              -               5,362
        Loss on Sale of Auto                                 -              -              10,986
        Gain on Sale of Investments                          -              -              (2,077)

        Changes in operating assets and liabilities:

        Advances from Officers                          40,479          14,655             55,134
        Stock issued for Services                       35,778          20,000             62,728
        Increase in accounts payable and
          accrued expenses                              24,224               -             24,224
                                                     ----------      -------------      --------------


        Net Cash provided by (used for)
        in Operating Activities                       (572,394)        (62,772)          (620,644)
                                                      ---------      -------------      --------------
Cash Flows from Investing Activities:

        Sale of Auto                                        -              -                5,100
        Purchase of Auto                                    -              -              (21,448)
          Purchase Investment                               -              -               (3,633)
          Investment Sold                                   -              -                5,710
                                                    ----------      -------------      -------------
        Net Cash Used in Investing Activities               -              -              (14,271)
                                                    ----------      -------------      -------------

Cash Flows from Financing Activities:

        Proceeds from short term debt                  75,000                 -            75,000
        Repayments from short term debt               (50,000)                -           (50,000)
        Proceeds from issuance of common stock        545,000            65,000           610,000

           Net Cash Provided by (used for)
           Financing Activities                       570,000            65,000           635,000
                                                     ==========      =============      ===========

        Net Increase (Decrease) in Cash
        and cash equivalents                           (2,479)              251                85

        Cash and cash equivalents
        beginning of period                             2,479               251                 -
                                                    ----------      -------------      ------------
        Cash and cash equivalents
        end of period                                      85             2,479                85
                                                    ==========      =============      ============

        Supplemental disclosure of
         cash flow information:
        Cash paid for interest                               -                 -                -
        Cash paid for Federal and
         State income taxes                              1,682                 -            1,682

        See accountant's compilation report and accompanying notes to financial statements.

       F-3 </table>

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Stockholders' Equity
As of June 30, 2002
(Unaudited)

                                                 $0.001         Paid-In  Accumulated     Stockholders'
                                      Shares    Par Value       Capital  Deficit         Equity
Balance, April 28, 1998                     -   $     -         $     -  $      -       $      -

Common stock issuance               6,950,000    6,950                -         -          6,950
Net income (loss)                           -        -                -    57,379         57,379
                                    ---------   --------        -------- ---------      --------------
Balance,  June 30, 1998             6,950,000   $6,950          $     - $ (57,379)      $(64,329)
Net income (loss)                           -        -                -   (43,697)        (43,697)
                                    ---------   --------        -------- ---------      --------------
Balance,  June 30, 1999             6,950,000   $6,950          $     - $  13,682       $ 20,632)
Net income (loss)                           -        -                -   (20,381)       (20,381)
                                    ---------   --------        -------- ---------      --------------
Balance,  June 30, 2000             6,950,000   $6,950          $     - $  (6,699)      $    251

Common stock issuance for cash         65,000       65           64,935         -         65,000
Common stock issuance for services     20,000       20           19,980         -         20,000
Net income (loss)                           -        -                -   (97,427)       (97,427)
Balance,  June 30, 2001             7,035,000    7,035           84,915  (104,126)       (12,176)
Forward split, 4 to 1               5,505,000    5,505                -     5,200              -

Common Stock cancelled,
 August 14, 2001                   (5,200,000)  (5,200)              -      5,200              -
                                   ----------   -------          ------- ---------      ---------
Post-split common stock total       7,340,000    7,340            84,915 (104,431)        (12,176)

Forward split, 8.25 to 1           53,215,000   53,215               -          -              -

Common stock cancelled,
 January 25, 2002                 (54,844,936) (54,845)              -     54,845              -
                                  ------------ ---------         ------- ---------      -----------
Post-split common stock total       5,710,064    5,710            84,915 (102,801)        (12,176)

Common stock issued for
    purchase of iDVDBox               478,260      479           749,521        -         750,000
Common stock issued for
    Stephen Cavayero debt             478,260      478           749,522        -         750,000
Common stock issued for cash          342,857      343           544,657        -         545,000
Common stock issued for
    Stephen Cavayero employment       188,305      188           294,955        -         295,143
Common stock issue to management    1,788,825    1,788            33,989        -          35,778
Common stock cancelled,
    May 15, 2002                   (1,144,825)  (1,144)       (1,793,998)       -      (1,795,143)
Net Income   (Loss)                      -         -               -      (672,875)      (672,875)
                                   ------------------------------------------------------------------

Balance,  June 30, 2002             7,841,798    7,842            663,561 (775,676)      (104,273)
                                   ===========  =======       ===========  =======      ============

        See accountant's compilation report and accompanying notes to financial statements.

       F-4 </table>

                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 June  30, 2002
                               ------------------
                                   (Unaudited)
                                   -----------

MediaBus Networks, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1-Summary of Significant Accounting Policies

Organization

MediaBus Networks, inc., formerly B Y & C Management, Inc. ("the Company") was incorporated under the laws of the State of Florida on April 28, 1998. The Company's initial business plan was for an internet based association of property management professionals and licensed real estate brokers that intended to provide continuing education classes, to promote the adoption of national standardized policies and procedures, and to develop certification programs for its member communities. The Company has been in the development stage since its inception. The Company briefly moved into technologies and services that allow for the distribution and virtual access of audio, video and interactive content to consumers and business environments. Management is currently evaluating various strategic opportunities to enable the Company to begin operations.

Capital Stock

The Company has a total of 100,000,000 authorized common shares with a par value of $0.001 per share and with 7,841,798 and 7,035,000 common shares issued and outstanding as of June 30, 2002 and June 30, 2001 respectively. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $0.001 and no shares are outstanding. On June 27, 2000, the Company filed a Certificate of Amendment to the Articles of
Incorporation with the Florida Corporation   Commission to increase the
authorized common shares to 100,000,000, authorize 50,000,000 in preferred shares, and change the par value to $0.001.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period other than the initial non-operating revenue of $126,000.

Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has a net operating loss carryovers of $777,001 that will expire in 2020 and 2021. The Company has recorded a valuation allowance against the net operating loss carryover resulting in no deferred tax asset being recorded on the financial statements at the reporting dates.

MediaBus Networks, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1-Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those Earnings per Common Share The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

MediaBus Networks, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1-Summary of Significant Accounting Policies (concluded)

Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency- denominated forecasted transaction. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. Adoption of SFAS 133 and SFAS 138 did not materially impact the Company's consolidated financial position, results of operations, or cash flows.

Accounting for Certain Transactions involving Stock Compensation

The Company has elected to comply with the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for its common stock compensation to employees.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

Note 2-Short-term Note

The Company received a short-term loan from Brighton Opportunity Fund, L.P. The loan is due on demand and accrues interest at 10 percent annually.

MediaBus Networks, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 3-Business Acquisition

On January 8, 2002, the Company acquired the assets and certain liabilities of iDVDBox, Inc. through an Asset Purchase Agreement. The Company acquired all property, plant, and equipment, inventory, intellectual property, customer lists and other intangible assets. The Company also became obligated for certain liabilities and notes payable.

The Company issued the shareholders of iDVDBox, Inc. an aggregate amount of 478,260 shares in exchange and consideration for the net assets. An additional 478,260 shares were issued in full payment of a $750,0000 note the Company became obligated for as part of the Asset Purchase Agreement.

On May 10, 2002 the Company and iDVDBox, Inc. entered into an agreement to "Unwind" the Asset Purchase agreement. All assets and unpaid liabilities of iDVDBox, Inc. were transferred back and the 956,520 shares of common stock issued in connection with the original agreement were returned and cancelled.

The board of directors of the Company approved an Employment Agreement with Stephen Cavayero pursuant to the IDVDBox, Inc. Asset Purchase Agreement whereby Mr. Cavayero was issued an additional 188,305 shares of common stock. This agreement was cancelled through the "Unwind Agreement" and the Company canceled the shares of common stock.

Note 4-Non-Cash Transactions

During the reporting periods, the Company had the following non-cash investing and financing transactions:

                                                   June 30,      June 30,
                                                     2002         2001
                                                  ---------      --------

Value of common stock issued for services         $330,921       $20,000

Value of common stock issued for IDVDBox, Inc.

Asset Purchase Agreement                          $750,000       $  -
Value of common stock issued for Stephen
Cavayero note payment                             $750,000       $  -
Value of common stock issued for MediaBus
Networks, Inc. management compensation            $35,778        $  -
Value of common stock cancelled pursuant to
IDVDBox, Inc. Unwind Agreement                    $(1,795,143)   $  -

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Clyde Bailey, Certified Public Accountant, audited our financial statements for the year ended June 30, 2001. In 2002 the firm Hurley and Company, Certified Public Accountants was retained to perform an audit for the period ending June 30, 2002.

We unaware of any reportable disagreements between our Company and the Clyde Bailey, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the year ended June 30, 2001.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

MANAGEMENT

        The officers and directors of the Company are as follows:

Name                             Position
Kenneth O. Lipscomb              Chairman of the Board of Directors,
                                 and President

At the date of this Form 10-K, Mr. Lipscomb is the sole member of our board of directors and the sole executive officer of our Company.

Mr. Lipscomb is an officer and principal stockholder. He has also served as the president and sole director of our Company since June 18, 2002. Mr. Lipscomb is not a full-time employee and is not required to devote any specific amount of time to our business.

Item 10. Executive Compensation.

No officer or director of our Company has received any compensation for services performed since June 18, 2002. No compensation is planned until such time as a merger or acquisition or other reorganization is complete.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Our Company has a total of 7,841,798 shares of voting Common
Stock outstanding on the date of this Form 10-KSB. The following table presents certain information regarding the beneficial ownership of our voting Common Stock by (i) each person known to own more than 5% of such securities, (ii) each of our directors, and (iii) all directors and officers as a group. Unless otherwise noted, we believe that each of identified stockholders has sole investment and voting power with regard to the securities listed opposite his name.

Name of                     Amount and Nature of            Percent
Beneficial Owner            Beneficial Ownership            of Class
-----------------------     --------------------            --------
Kenneth O. Lipscomb (1)           1,255,050                   16.0%

---------
   (1)   2900 Delk Road, Marietta, GA  30067

Item 12. Certain Relationships and Related Transactions

No officer, director or family member of an officer or director is indebted to our Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)      Reports on Form 8-K
         -------------------

         January 15, 2002      8-K
         January 16, 2002      8-K/A
         February 28, 2002     8-K/A
         June 24, 2002         8-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MEDIABUS NETWORKS, INC.

Date: November 18, 2002                /s/ Kenneth O. Lipscomb
                                       KENNETH O. LIPSCOMB, President


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

 Signature                          Title                    Date

 /s/ Kenneth O. Lipscomb          President             November 18, 2002
     KENNETH O. LIPSCOMB