Form 10QSB
period 2002-09-30
MEDIABUS NETWORKS INC
filed 2002-12-26
CIK 1123130

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002

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

Common Stock, issued and outstanding as of December 26, 2002: 7,841,798.

PART I

Item 1.   Financial Statement

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Balance Sheet
                                                        September 30,          June 30,
                                                            2002                 2002
                                                       ----------------      --------------
                                                         (Unaudited)            (Audited)
                ASSETS

Current assets:
                Cash and cash equivalents               $            0      $           85
                Trade Receivable                                                         -
                Inventories                                          0                   -
                Income tax receivables                               0                   -
                Other                                                0                   -
                                                        --------------       --------------
                    Total current assets                $            0      $           85
                                                        ==============       ==============
Investments
Goodwill                                                             -                   -
Long-term receivables                                                -                   -
Furniture, fixtures & Equip.                                         -                   -
Property and equipment, net                                          -                   -
Other assets                                                         -                   -
                                                        ----------------     ------------------
                    Total assets                         $           0       $          85
                                                        ================     ==================
                LIABILITIES

Current liabilities:
                Accounts Payable                         $                   $       23,391
                Accrued Liabilities                                                     833
                Advances from officers                                               55,134
                Other current liabilities                                            25,000
                                                        ----------------      ------------------
                    Total current liabilities            $                   $      104,358
                                                        ================      ==================

                STOCKHOLDERS' EQUITY

Shareholders Equity (deficiency)

   Preferred Stock
   par value at $0.001, 50,000,000 shares
   authorized, none issued and outstanding                               -                    -

   Common Stock
   par value at $0.001, 100,000,000 shares
   authorized, 7,841,798 and 7,035,000 shares
   issued and outstanding, respectively                          7,842                7,842

   Additional Paid In Capital                                  663,561              663,561

   Accumulated deficit                                        (775,676)            (775,676)
                                                        ----------------       -------------------
   Total Shareholders Equity (deficit)                        (104,273)            (104,273)
                                                        -----------------      -------------------
   Total Liabilities & Shareholders Equity                          85                   85
                                                        ==================     ===================

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

                                                      For the Threee Months Ended     From Inception
                                                            September 30,             to September 30,
                                                       2002             2001              2002
                                                   ------------------------------   ----------------
                                                   (unaudited)      (audited)         (unaudited)
Revenues:

Revenues                                                 -                 -                  -

        Total Revenues                                   -                 -                  -

Expenses:

        Consulting Services                              0                  -            88,393
        Depreciation                                     -                  -             5,362
        Professional Fees                                -             10,928           202,043
        Operating Expenses                               -                955           460,779
                                                  ------------      -------------     ------------
        Total Expenses                                   0             11,883           756,577

        Net Loss from Operations                         0            (11,883)         (756,577)

Other Income and Expenses:

        Interest expense                                 0                 -               (833)
        Other Commission Income                          -                 -            126,000
        Loss on Sale of Auto                             -                 -            (10,986)
        Gain on Sale of Investments                      -                 -              2,077
        Gain (Loss) on asset disposition                 0                 -           (135,000)
                                                  ------------      -------------     ------------
        Total other income (expense)                     0                 -            (18,742)

        Income (loss) before income tax                  0             (11,883)        (775,319)

        Income tax expense (benefit)                     0                   -            1,682
                                                   -----------       ------------      -----------

        Net Loss                                         0             (11,883)        (777,001)
                                                 ============       ==============   =============

Basic and Diluted Earnings Per Common Share           0.00              (0.002)          (0.09)

Weighted Average number of Common Shares
      used in per share calculations               7,841,798         7,000,560        8,206,466
                                                 ============      ==============    =============

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)


                                                        -----------------------------------------
                                                               For the Three Months Ended             From Inception
                                                                      September 30                      to Sept 30
                                                        -----------------------------------------    -------------------
                                                               2002                 2001                    2002
                                                        -------------------  --------------------    -------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                              $                 0  $           (11,883)    $          (777,001)
                Changes in operating assets and
                 liabilities:
                 Depreciation                                                                   -                  5,362
                 Loss on Sale of Auto                                                           -                 10,986
                 Gain on Sale on Investments                                                    -                 (2,077)
                 Advances from Officers                                                    10,935                 55,134
                 Stock issued for Services                                                      -                 62,728
                 Increase in accounts payable and
                 accrued expenses                                        -                      -                 24,224
                                                        -------------------  --------------------    -------------------
                 Total Adjustments                      $                 0  $             10,935                156,357
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Operating Activities               $                 0  $               (948)   $          (620,644)

    Cash Flows from Investing Activities:
    -------------------------------------
         Sale of Auto                                                     -                     -                  5,100
         Purchase of Auto                                                                                        (21,448)
         Purchase of Investment                                                                                   (3,633)
         Investments Sold                                                 -                     -                  5,710
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Investing Activities               $                 -   $                 -    $           (14,271)
                                                        -------------------  --------------------    -------------------

    Cash Flows from Financing Activities:
    -------------------------------------
         Proceeds from short term debt                                    -                     -                 75,000
         Repayments from short term debt                                  -                     -                (50,000)
         Common Stock                                                     -                     -                610,000
                                                        -------------------  --------------------    -------------------
    Net Cash Provided for Financing Activities          $                 -  $                 -     $           635,000
                                                        -------------------  --------------------    -------------------
    Net Increase (Decrease) in Cash                     $                 -  $              (948)    $                85
    Cash Balance,  Begin Period                                           -                2,479                       -
                                                        -------------------  --------------------    -------------------
    Cash Balance,  End Period                           $                 -  $             1,531     $                85
                                                        ===================  ====================    ===================
                                                                                                     $                 -
    Supplemental Disclosures:
         Cash Paid for interest                         $                 -  $                 -     $                 -
         Cash Paid for income taxes                     $                 -  $                 -     $                 -
         Stock Issued for Services                                        -  $             5,000     $
         Cash paid for Federal and
         State income taxes                             $                 -  $                 -     $             1,682

                See accompanying notes to financial statements.


                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 September 30, 2002
                               ------------------
                                   (Unaudited)
                                   -----------

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

Capital Stock

The Company has a total of 100,000,000 authorized common shares with a par value of $0.001 per share and with 7,841,798 common shares issued and outstanding as of September 30, 2002 and June 30, 2002. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $0.001 and no shares are outstanding. On June 27, 2000, the Company filed a Certificate of Amendment to the Articles of Incorporation with the
Florida Corporation   Commission to increase the authorized common shares
to 100,000,000, authorize 50,000,000 in preferred shares, and change the par value to $0.001.

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

Note 4-Non-Cash Transactions

During the reporting periods, the Company had no non-cash investing and financing transactions:

Item 2. Management Discussion and Analysis and Plan of Operations

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

During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business opportunities. Accordingly, management believes that our current cash resources will probably be adequate for our Company's anticipated needs. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we have not identified any potential targets as of the date of this Form 10-QSB, it is impossible to predict whether additional capital may be required during the next 12 months.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  REPORTS ON FORM 8-K

         None.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        MediaBus Networks, Inc.
Dated: December 26, 2002                /s/ Kenneth O. Lipscomb
                                        KENNETH O. LIPSCOMB, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date

/s/KENNETH O. LIPSCOMB
Kenneth O. Lipscomb      Chairman & President              December 26, 2002