Form 10KSB/A
period 2002-08-30
MEDIABUS NETWORKS INC
filed 2003-02-11
CIK 1123130

<pre>
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-KSB/A
(Mark One)

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

The aggregate number of shares of the voting common stock held by non-affiliates on February 10, 2003 was 5,084,999. The market value of these shares, computed by reference to the market closing price on February 7, 2003 was approximately $6,966,448. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of the Company's common stock outstanding of issuer's classes of equities as of February 10, 2002 was 12,107,140.

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

Audited Financial Statement                                   F-1 to F-10

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

PART I

MediaBus Networks, Inc.
(A Development Stage Company)

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

Price Range Of Common Stock

Our Common Stock is listed on the electronic bulletin board under the symbol "MDBU". The following table sets forth the range of high and low sales prices for the Common Stock as reported by the electronic bulletin board for year 2002:

            Year    Quarter            High    Low
            2002
                    First Quarter      5.00    0.16
                    Second Quarter     2.10    0.03
                    Third Quarter      0.06    0.02
                    Fourth Quarter     0.04    0.02

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

Item 7.   Financial Statement

Financial Statement Index
June 30, 2002
                                                                        Page No.

Independent Auditors' Report                                               1

Balance Sheet - June 30, 2002                                              2

Statements of Operations - Years Ended June 30, 2002 and 2001, and the
   Cumulative Period from April 28, 1998 (Inception) through
   June 30, 2002                                                           3

Statements of Stockholders' Equity (Deficiency in Assets)
   - Cumulative Period from April 28, 1998 (Inception)
   through June 30, 2002                                                   4

Statements of Cash Flows - Years Ended June 30, 2002 and 2001,
   and the Cumulative Period from April 28, 1998 (Inception of
   Development Stage) to June 30, 2002                                    5

Notes to Financial Statements                                           6-10

INDEPENDENT AUDITORS' REPORT

Board of Directors
MediaBus Networks, Inc.
Marietta, Georgia

We have audited the accompanying balance sheet of MediaBus Networks, Inc. (a development stage company) (the "Company") as of June 30, 2002, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for each of the two years in the period ended June 30, 2002, and for the cumulative period from April 28, 1998 (inception of development stage) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of MediaBus Networks, Inc. (formerly B Y & C Management, Inc.) as of June 30, 2001, were audited by another auditor, whose report dated September 24, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaBus Networks, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years ended June 30, 2002, and for the cumulative period from April 28, 1998 (inception of development stage) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital and has insignificant assets. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Granada Hills, California
January 14, 2003

MediaBus Networks, Inc.
(A Development Stage Company)
Balance Sheet
                                                                 June 30,
                                                                   2002
                                                             ------------------
ASSETS

Current assets:
  Cash and cash equivalents                                   $             95
  Accounts receivable                                                      212
  Prepaid expenses                                                       3,000
                                                              ----------------
Total current assets                                          $          3,307
                                                              ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Current liabilities:
  Accounts payable                                            $          3,936
  Accrued expenses                                                         423
  Due to employees                                                      12,743
  Income taxes payable                                                     800
  Short-term note payable                                               25,000
  Advances from officers                                                   -
                                                              ----------------
Total current liabilities                                               42,902
                                                              ----------------
Commitments and contingencies                                              -

Stockholders' deficiency in assets:
  Preferred stock; par value at $0.001 per share,
   50,000,000 shares authorized,
   none issued and outstanding                                             -
 Common stock; par value at $0.0000303 per share,
    400,000,000 shares authorized,
    7,841,798 and 232,155,000 shares
    issued and outstanding, respectively                                 238
 Additional paid-in capital                                        3,500,405
 Deficit accumulated during the development stage                 (3,540,238)
                                                              ---------------
Total stockholders' deficiency in assets                             (39,595)
                                                              ---------------
                                                              $        3,307
                                                              ===============

See accompanying independent auditors' report and notes to financial statements, which are an integral part of these financial statements.


MediaBus Networks, Inc.
(A Development Stage Company)
Statements of Operations

                                                                                             From
                                                                                           28-Apr-98
                                                              For the years ended         (Inception
                                                                     June 30,            of Development
                                                                                            Stage) to
                                                          2002                  2001        30-Jun-03
                                                      -------------      -------------     -----------
Revenues, net                                        $            -      $           -     $         -
                                                     --------------      -------------     -----------
General and administrative expenses                       3,274,089              97,427      3,495,306
                                                     --------------      --------------    -----------
Loss from operations                                     (3,274,089)            (97,427)    (3,495,306)
                                                     --------------      --------------    ------------
Other income (expense):
Interest expense                                               (423)                  -           (423)
Loss on net asset disposition                              (160,000)                  -       (160,000)
Other commission income                                           -                   -        126,000
Loss on sale of auto                                              -                   -        (10,986)
Gain on sale of investments                                       -                   -          2,077
                                                     --------------      --------------    ------------
Total other income (expense)                               (160,423)                  -        (43,332)
                                                     --------------      --------------    ------------
Loss before income tax provision                         (3,434,512)            (97,427)    (3,538,638)
Income tax provision                                          1,600                   -          1,600
                                                     --------------      ---------------   ------------
Net loss                                                $(3,436,112)           $(97,427)   $(3,540,238)
                                                     ==============      ===============   ============
Net loss per share
 - basic and diluted                                         $(0.06)             $(0.00)         *
                                                     ===============     ===============
Number of weighted average shares outstanding
 - basic and diluted                                     56,089,207         231,701,025          *
                                                     ===============     ===============

* Restated to reflect a 4 for 1 stock split declared August 15, 2001 and a 8.25 for 1 stock split
   (effectuated by a dividend) declared January 18, 2002.  Prior to the restatement, the net loss per share (basic and diluted) for the year ended June 30, 2001 was $(0.01).

See accompanying independent auditors' report and notes to financial statements, which are an integral part of these financial statements.


MediaBus Networks, Inc.
(A Development Stage Company)
Statements of Cash Flows
                                                                                             From
                                                                                           28-Apr-98
                                                              For the years ended         (Inception
                                                                     June 30,            of Development
                                                                                            Stage) to
                                                          2002                  2001        30-Jun-03
                                                      -------------      -------------     -----------
Cash flows from operating activities:
Net loss                                                $(3,436,112)         $(97,427)     $(3,540,238)
Adjustments to reconcile net loss to
  net cash used for operating activities:
  Depreciation and amortization                                  -               -               5,362
  Common stock issued for services                        2,808,559            20,000        2,835,509
  Loss on sale of auto                                           -               -              10,986
  Gain on sale of investments                                    -               -              (2,077)
Changes in operating assets and liabilities:
  Increase in accounts receivable                              (212)             -               (212)
  Increase in prepaid expenses                               (3,000)             -             (3,000)
  Increase in income taxes payable                              800              -                800
  Advances from officers                                     40,479             14,655         55,134
  Due to employees                                           12,743              -             12,743
  Increase in accounts payable and accrued interest           4,359              -              4,359
                                                        ------------         -----------  ------------
Net cash used for
  operating activities                                     (572,384)           (62,772)      (620,634
Cash flows provided by (used for) investing activities: -----------          -----------  ------------
Sale of auto                                                      -              -              5,100
Purchase of auto                                                  -              -            (21,448)
Purchase of investments                                           -              -             (3,633)
Investments sold                                                  -              -              5,710
                                                       -------------         ----------- -------------
Net cash used for
  investing activities                                            -              -            (14,271)
                                                       -------------         ----------- ------------
Cash flows provided by (used for) financing activities:
Proceeds from short term debt                               100,000              -            100,000
Repayments on short-term debt                               (75,000)             -            (75,000)
Proceeds from issuance of common stock                      545,000            65,000         610,000
                                                       -------------         ----------- ------------
Net cash provided by
  financing activities                                      570,000            65,000         635,000
                                                       ------------          ----------- ------------
Increase (decrease) in cash and cash equivalents             (2,384)            2,228              95

Cash and cash equivalents - beginning of period               2,479               251            -
                                                       -------------         ----------- ------------
Cash and cash equivalents - end of period                       $95            $2,479             $95
                                                       =============         =========== ============
Supplemental disclosure of cash flow information:

Cash paid for interest                                 $          -          $      -    $          -
Cash paid for federal and state income taxes           $        800          $      -    $        800

Non-cash investing and financing activities:

Common stock issued for iDVDBox, Inc.
  asset purchse agreement                              $    750,000          $    -      $     750,000
Common stock issued for Stephen Cavayero note          $    750,000          $    -      $     750,000
Common stock canceled pursuant to
 iDVDBox, Inc. unwind agreement                        $ (1,500,000)         $    -        $(1,500,000)

Forgiveness of debt on stockholder advances            $     55,134          $    -      $      55,134


See accompanying independent auditors' report and notes to financial statements, which are an integral part of these financial statements.

MediaBus Networks, Inc. (A Development Stage Company)
Statements of Stockholders' Equity (Deficiency in Assets)
From April 28, 1998 (Inception of Development Stage) to June 30, 2002
<table>                                                                                       Retained           Total
                                                                               Additional      Earning    Stockholders'
                                                       Common    $0.0000303       Paid-In  (Accumulate          Equity
                                                       Shares  *  Par Value  *    Capital      Deficit)   (Deficiency)
                                                  ------------   ----------    ----------   -----------   ------------
Inception of development stage,
April 28, 1998                                    $         -    $        -    $        -   $        -    $          -

Common stock issuance for services - April, 1998   229,350,000        6,950             -            -            6,950
Net income                                                  -             -             -       57,379           57,379
                                                  ------------    ----------    ---------    -----------   -------------
Balance, June 30, 1998                             229,350,000        6,950             -       57,379           64,329

Net loss                                                    -             -             -      (43,697)         (43,697)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 1999                             229,350,000        6,950             -       13,682           20,632

Net loss                                                    -             -             -      (20,381)         (20,381)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 2000                             229,350,000        6,950             -       (6,699)             251

Common stock issuance for cash - August, 2000        2,145,000           65         64,935            -          65,000
Common stock issuance for services - November, 2000    660,000           20         19,980            -          20,000
Net loss                                                    -             -              -      (97,427)        (97,427)
                                                  ------------    ----------     ---------    -----------    ------------
Balance, June 30, 2001                             232,155,000        7,035         84,915     (104,126)        (12,176)
Director shares returned to the
  treasury - January, 2002                        (171,600,000)      (5,200)         5,200           -               -
Forgiveness of debt on stockholder
  advances - January, 2002                                  -             -         55,134           -            55,134
Principal stockholder shares returned
  to the treasury - January, 2002                  (54,844,950)      (1,662)         1,662           -               -
Common stock issued for
   purchase of iDVDbox, Inc. - January, 2002           478,260           15        749,985           -           750,000
Common stock issued for
   Stephen Cavayero note payable- January, 2002        478,260           14        749,986           -           750,000
Common stock issued for cash -
   January and February, 2002                          342,857           11        544,989           -           545,000
Common stock issued for
   Stephen Cavayero employment agreement-
   January, 2002                                       188,305            6        295,137           -           295,143
Common stock issued to
   MediaBus Networks, Inc. management as bonus
   - January, 2002                                   1,788,891           54      2,808,505           -         2,808,559
Common stock canceled - May, 2002                   (1,144,825)         (35)    (1,795,108)          -        (1,795,143)
Net loss                                                    -             -              -   (3,436,112)      (3,436,112)
                                                  ------------    ----------    -----------  -------------    ------------
Balance, June 30, 2002                               7,841,798         $238     $3,500,405  $(3,540,238)        $(39,595)

* Restated to reflect a 4 for 1 stock split declared August 15, 2001 and a
8.25 for 1 stock split (effectuated by a dividend) declared January 18, 2002.

See accompanying independent auditors' report and notes to financial statements, which are an integral part of these financial statements.

MediaBus Networks, Inc. (A Development stage Company)
Note to Financial Statements
June 30, 2002

Note 1 - Summary of Significant Accounting Policies

Organization

MediaBus Networks, Inc., formerly B Y & C Management, Inc. ("the Company") was incorporated under the laws of the State of Florida on April 28, 1998. The Company's initial business plan was for an internet based association of property management professionals and licensed real estate brokers that intended to provide continuing education classes, to promote the adoption of national standardized policies and procedures, and to develop certification programs for its member communities. The Company has been in the development stage since its inception. The Company briefly moved into technologies and services that allow for the distribution and virtual access of audio, video and interactive content to consumers and business environments. On January 7, 2002, Kenneth O. Lipscomb acquired a temporary controlling interest in the Company by purchasing 56,100,000 shares of the Company's common stock (post-split basis) for $300,000 from three former members of the Board of Directors. 54,844,950 of these shares were returned to the treasury in accordance with a business acquisition
described in Note 3.   The Company's common stock currently trades on the
OTC Bulletin Board under the ticker symbol MDBU.

Basis of Presentation

Management is currently evaluating various strategic opportunities to
enable the Company to begin planned principal operations.   The unwinding
of the Asset Purchase Agreement with iDVDBox, Inc. in May 2002 (more fully described in Note 3 below) has effectively made the Company into a "shell," with approximately $3,000 in aggregate assets and a deficiency in working capital of approximately $40,000. At any time, the stockholders could elect to discontinue operations, as no recent funding sources have materialized. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been earned during the organizational period other than the initial non-operating revenue of $126,000.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
June 30, 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Federal Income Tax

The Company accounts for income taxes pursuant to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

The Company has federal net operating loss carryovers of approximately $3,500,000 that will expire in the years 2020 through 2022. Due to the unlikelihood of future utilization, the Company has recorded a valuation allowance in full against the approximate $1,000,000 tax benefit of these net operating loss carryovers. The result is that no net deferred tax asset has been recorded on the financial statements at June 30, 2002. The Company has not filed any corporate income tax returns for the period subsequent to April 30, 2001.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company discloses estimated fair values for its financial instruments. The following summary presents a description of its methodologies and assumptions used to determine such amounts. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

Since the fair value is estimated at June 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be their fair value because of the liquidity of these instruments. Accounts receivable, prepaid expenses, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these instruments. The short-term note payable accrues interest at a market rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. All funds on deposit are currently with one financial institution.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
June 30, 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of common stock warrants.

Weighted average common shares outstanding for the periods presented through June 30, 2001 have been retroactively restated to reflect common stock splits of 4 for 1 occurring on August 15, 2001 and 8.25 for 1 occurring on January 18, 2002.

Accounting for Certain Transactions Involving Stock Compensation

The Company has elected to comply with the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for its common stock compensation to employees.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations and eliminates the pooling- of-interests method of accounting for those combinations completed after June 30, 2001 or initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 addresses the financial accounting and reporting standards pertaining to the lives of acquired goodwill and other intangible assets. Goodwill and intangibles with indefinite lives will no longer be amortized, but will be tested at least annually for indications of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002, and which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides guidance for estimating the recoverability of the carrying amount of these assets through a probability-weighted cash flow approach.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
June 30, 2002

Note 1 - Summary of Significant Accounting Policies (concluded)
Recent Accounting Pronouncements (continued)

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," effective for financial statements issued after May 25, 2002, which effectively amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency involving sale-leaseback transactions and also gives clarity to other existing authoritative pronouncements.

In June 2002, the Financial Accounting standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination benefits and Other Costs to exit an Activity (including Certain Costs

Incurred in a Restructuring).

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9," applicable for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9, requires that those transactions be accounted for in accordance with SFAS No. 141 and 142, and amends SFAS No. 144 to include in its scope certain long-term customer-relationship intangible assets of financial institutions.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," which is effective for fiscal years ending after December 15, 2002 and provides alternative methods of transitions for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

Adoption of the above accounting pronouncements is not expected to have a material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements in order for them to conform to the current year's presentation.

Note 2 - Short-term Note Payable

On February 15, 2002, the Company received a short-term loan from Brighton Opportunity Fund, L.P. in the form of a 365-day promissory note for $100,000. The loan is unsecured and accrues interest at a bank reference rate (4.75% at June 30, 2002). $75,000 of the principal was repaid on February 21, 2002, leaving an unpaid paid balance at June 30, 2002 of $25,000. Accrued interest on the loan during the year ended June 30, 2002 amounted to $423.

MediaBus Networks, Inc.  (A Development stage Company)
Notes to Financial Statements
June 30, 2002

Note 3 - Business Acquisition

On January 8, 2002, the Company acquired the assets and certain liabilities of iDVDBox, Inc. pursuant to an Asset Purchase Agreement. The Company acquired all property and equipment, inventory, intellectual property, customer lists and other intangible assets. The Company also became obligated for certain liabilities and notes payable.

The Company issued the shareholders of iDVDBox, Inc. an aggregate amount of 478,260 restricted common shares in exchange and consideration for the net
assets valued at $750,000 (approximately $1.57     per share).  An
additional 478,260 restricted common shares were issued in full payment of a $750,000 note the Company became obligated for as part of the Asset Purchase Agreement. The Company also recognized goodwill of $2,213,424 on the transaction, as the difference between the fair value of assets purchased (property and inventory valued at $105,776) and liabilities assumed ($819,200) plus common stock issued ($1,500,000).

The Board of Directors of the Company approved an Employment Agreement with Stephen Cavayero pursuant to the iDVDBox, Inc. Asset Purchase Agreement whereby Mr. Cavayero was issued an additional 188,305 restricted shares of common stock valued at $295,143. This agreement was canceled through the "Unwind Agreement" (noted below), and the Company canceled the shares of common stock previously issued.

In accordance with the iDVDBox Asset Purchase Agreement, the principal shareholder of the Company returned 54,844,950 common shares to the treasury, so that the 478,260 aggregate amount of restricted common shares issued to the shareholders of iDVDBox, Inc. would consist of 5% of the fully diluted amount of the Company's common stock outstanding. The computation included stock options (subsequently canceled) on 562,165 restricted common shares granted to an individual and exercisable at $3.50 per share until January 24, 2003.

On May 10, 2002 the Company and iDVDBox, Inc. entered into an agreement to "Unwind" the Asset Purchase Agreement. All assets and unpaid liabilities of iDVDBox, Inc. were transferred back and the 956,520 shares of common stock issued in connection with the original agreement were returned and canceled. A loss of $160,000 was recognized on the transaction, consisting of $135,000 in certain liabilities previously paid under the Asset Purchase Agreement while it was in effect, and $25,000 in due diligence costs.

Note 4 - Forgiveness of Debt

During the year ended June 30, 2002, aggregate advances from two stockholders in the amount of $55,134 were forgiven and transferred to additional paid-in capital as part of a stock purchase arrangement.

Note 5 - Stock Options

In January 2002, 562,165 common stock options were granted to an individual investor, exercisable at $3.50 per share until January 24, 2003. These options were subsequently canceled retroactive to June 1, 2002.

Note 6 - Management Bonus

In January 2002, the management employees of the Company received a bonus consisting in aggregate of 1,788,891 restricted shares of the Company's common stock, valued at $2,808,559 ($1.57 per share, the estimated market price).

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

(a)  Exhibits

     None.

(b)      Reports on Form 8-K
         -------------------

         January 15, 2002      8-K
         January 16, 2002      8-K/A
         February 28, 2002     8-K/A
         June 24, 2002         8-K

INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
10.1             EXECUTIVE EMPLOYMENT AGREEMENT (1)

10.2             EXECUTIVE EMPLOYMENT AGREEMENT (1)

10.3             EXECUTIVE EMPLOYMENT AGREEMENT (1)

10.4             UNWIND AGREEMENT OF ASSET PURCHASE WITH IDVDBOX (2)

17.1             RESIGNATION (1)

17.2             RESIGNATION (1)

17.3             RESIGNATION (1)

99               LIST OF ASSETS (1)

99.1 CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.4             THE ASSET PURCHASE AGREEMENT WITH IDVDBOX (1)
_________________

(1)     Filed as an exhibit to the Registrant's Form 8-KA filed with the
        Securities   and  Exchange   Commission  on   January 16, 2002
        (Registration No. 000-31489) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MEDIABUS NETWORKS, INC.

Date: February 10, 2003                /s/ Kenneth O. Lipscomb
                                       KENNETH O. LIPSCOMB, President


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

 Signature                          Title                    Date

 /s/ Kenneth O. Lipscomb          President             February 10, 2003
     KENNETH O. LIPSCOMB

CERTIFICATION

I, Kenneth O. Lipscomb, certify that:

        1. I have reviewed this annual report on Form 10-KSB/A of MediabUs Networks, Inc. ("annual report");

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 10, 2003                     /S/ KENNETH O. LIPSCOMB
                                                Kenneth O. Lipscomb
                                                Chief Executive Officer
                                                (Principal Executive Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number  Description
------  -----------
99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act Of 2002