Form 10QSB/A
period 2002-09-30
MEDIABUS NETWORKS INC
filed 2003-02-11
CIK 1123130

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                    FORM 10-QSB/A

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

Common Stock, issued and outstanding as of February 10, 2003: 12,107,140.

PART I

Item 1.   Financial Statement

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Balance Sheet
                                                        September 30,          June 30,
                                                            2002                 2002
                                                       ----------------      --------------
                                                         (Unaudited)            (Audited)
                ASSETS

Current assets:
                Cash and cash equivalents               $           95      $           95
                Trade Receivable                                   212                 212
                Inventories                                          0                   -
                Income tax receivables                               0                   -
                Other                                            3,000               3,000
                                                        --------------       --------------
                    Total current assets                $        3,307      $        3,307
                                                        ==============       ==============
Investments
Goodwill                                                             -                   -
Long-term receivables                                                -                   -
Furniture, fixtures & Equip.                                         -                   -
Property and equipment, net                                          -                   -
Other assets                                                         -                   -
                                                        ----------------     ------------------
                    Total assets                         $       3,307       $        3,307
                                                        ================     ==================
                LIABILITIES

Current liabilities:

                Accounts Payable                         $       3,393       $        3,936
                Accrued Liabilities                             12,743               12,743
                Advances from officers                          55,134               55,134
                Other current liabilities                       26,223               26,223
                                                        ----------------      ------------------
                    Total current liabilities            $      42,902       $       42,902
                                                        ================      ==================

                STOCKHOLDERS' EQUITY

Shareholders Equity (deficiency)

   Preferred Stock
   par value at $0.001, 50,000,000 shares
   authorized, none issued and outstanding                               -                    -

   Common Stock
   par value at $0.001, 100,000,000 shares
   authorized, 7,841,798 and 7,035,000 shares
   issued and outstanding, respectively                             238                  238

   Additional Paid In Capital                                 3,500,405            3,500,238

   Accumulated deficit                                       (3,540,238)          (3,540,238)
                                                        ----------------       -------------------
   Total Shareholders Equity (deficit)                         (39,595)             (39,595)
                                                        -----------------      -------------------
   Total Liabilities & Shareholders Equity                       3,307                3,307
      F-1                                              ==================     ===================

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

                                                      For the Threee Months Ended     From Inception
                                                            September 30,             to September 30,
                                                       2002             2001              2002
                                                   ------------------------------   ----------------
                                                   (unaudited)      (audited)         (unaudited)
Revenues:

Revenues                                                 -                 -                  -

        Total Revenues                                   -                 -                  -

Expenses:

        General and administrative expenses              0             11,883         3,495,306
                                                  -----------      -------------     ------------
        Net Loss from Operations                         0            (11,883)       (3,495,306)
                                                  -----------      -------------     ------------
Other Income and Expenses:

        Interest expense                                 0                 -               (423)
        Other Commission Income                          -                 -            126,000
        Loss on Sale of Auto                             -                 -            (10,986)
        Gain on Sale of Investments                      -                 -              2,077
        Gain (Loss) on asset disposition                 0                 -           (160,000)
                                                  ------------      -------------     ------------
        Total other income (expense)                     0                 -            (43,332)

        Income (loss) before income tax                  0             (11,883)       (3,538,638)

        Income tax expense (benefit)                     0                   -            1,600
                                                   -----------       ------------      -----------

        Net Loss                                         0             (11,883)       (3,540,238)
                                                 ============       ==============   =============

Basic and Diluted Earnings Per Common Share           0.00              (0.002)            *

Weighted Average number of Common Shares
      used in per share calculations               7,841,798         7,000,560         8,206,466
      F-2                                         ============      ==============    =============

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)


                                                        -----------------------------------------
                                                               For the Three Months Ended             From Inception
                                                                      September 30                      to Sept 30
                                                        -----------------------------------------    -------------------
                                                               2002                 2001                    2002
                                                        -------------------  --------------------    -------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                              $                 0  $           (11,883)    $        (3,540,238)
                Changes in operating assets and
                 liabilities:
                 Depreciation                                                                   -                  5,362
                 Loss on Sale of Auto                                                           -                 10,986
                 Gain on Sale on Investments                                                    -                 (2,077)
                 Advances from Officers                                                    10,935                 55,134
                 Stock issued for Services                                                      -              2,835,509
                 Increase in accounts payable and
                 other expenses                                          -                      -                 14,690
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Operating Activities               $                 0  $               (948)   $          (620,634)

    Cash Flows from Investing Activities:
    -------------------------------------
         Sale of Auto                                                     -                     -                  5,100
         Purchase of Auto                                                                                        (21,448)
         Purchase of Investment                                                                                   (3,633)
         Investments Sold                                                 -                     -                  5,710
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Investing Activities               $                 -   $                 -    $           (14,271)
                                                        -------------------  --------------------    -------------------

    Cash Flows from Financing Activities:
    -------------------------------------
         Proceeds from short term debt                                    -                     -                100,000
         Repayments from short term debt                                  -                     -                (75,000)
         Common Stock                                                     -                     -                610,000
                                                        -------------------  --------------------    -------------------
    Net Cash Provided for Financing Activities          $                 -  $                 -     $           635,000
                                                        -------------------  --------------------    -------------------
    Net Increase (Decrease) in Cash                     $                 -  $              (948)    $                95
    Cash Balance,  Begin Period                                           -                2,479                       -
                                                        -------------------  --------------------    -------------------
    Cash Balance,  End Period                           $                 -  $             1,531     $                95
      F-3                                               ===================  ====================    ===================

                See accompanying notes to financial statements.

MediaBus Networks, Inc. (A Development Stage Company)
Statements of Stockholders' Equity (Deficiency in Assets)
From April 28, 1998 (Inception) Through June 30, 2002

                                                                                              Retained           Total
                                                                               Additional      Earning    Stockholders'
                                                       Common    $0.0000303       Paid-In  (Accumulate          Equity
                                                       Shares  *  Par Value  *    Capital      Deficit)   (Deficiency)
                                                  ------------   ----------    ----------   -----------   ------------
Inception, April 28, 1998                                   -    $        -    $        -   $        -    $          -

Common stock issuance for services - April, 1998   229,350,000        6,950             -            -            6,950
Net income                                                  -             -             -       57,379           57,379
                                                  ------------    ----------    ---------    -----------   -------------
Balance, June 30, 1998                             229,350,000        6,950             -       57,379           64,329

Net loss                                                    -             -             -      (43,697)         (43,697)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 1999                             229,350,000        6,950             -       13,682           20,632

Net loss                                                    -             -             -      (20,381)         (20,381)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 2000                             229,350,000        6,950             -       (6,699)             251

Common stock issuance for cash - August, 2000        2,145,000           65         64,935            -          65,000
Common stock issuance for services - November, 2000    660,000           20         19,980            -          20,000
Net loss                                                    -             -              -      (97,427)        (97,427)
                                                  ------------    ----------     ---------    -----------    ------------
Balance, June 30, 2001                             232,155,000        7,035         84,915     (104,126)        (12,176)

Director shares returned to the
  treasury - January, 2002                        (171,600,000)      (5,200)         5,200           -               -
Forgiveness of debt on stockholder
  advances - January, 2002                                  -             -         55,134           -            55,134
Principal stockholder shares returned
  to the treasury - January, 2002                  (54,844,950)      (1,662)         1,662           -               -
Common stock issued for
   purchase of iDVDbox, Inc. - January, 2002           478,260           15        749,985           -           750,000
Common stock issued for
   Stephen Cavayero note - January, 2002               478,260           14        749,986           -           750,000
Common stock issued for cash -
   January and February, 2002                          342,857           11        544,989           -           545,000
Common stock issued for
   Stephen Cavayero employment - January, 2002         188,305            6        295,137           -           295,143
Common stock issued to
   MediaBus Networks, Inc. management as bonus
   - January, 2002                                   1,788,891           54      2,808,505           -         2,808,559
Common stock canceled - May, 2002                   (1,144,825)         (35)    (1,795,108)          -        (1,795,143)
Net loss                                                    -             -              -   (3,436,112)      (3,436,112)
                                                  ------------    ----------    -----------  -------------    ------------
Balance, September 30, 2002                          7,841,798         $238     $3,500,405  $(3,540,238)        $(39,595)


* Restated to reflect a 4 for 1 stock split declared August 15, 2001 and a
8.25 for 1 stock split (effectuated by a dividend) declared January 18, 2002.

                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 September 30, 2002
                               ------------------
                                   (Unaudited)
                                   -----------
Note 1 - Summary of Significant Accounting Policies

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

Capital Stock

The Company has a total of 400,000,000 authorized common shares with a par value of $0.0000303 per share and with 7,841,798 and 232,155,000 common shares issued and outstanding as of June 30, 2002 and June 30, 2001 respectively. These figures reflect a common stock split of 4 for 1 occurring August 15, 2002 and a 8.25 for 1 common stock split (effectuated by a dividend) occurring January 18, 2002. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $0.001 and no shares are outstanding.

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

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
September 30, 2002

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

The Company has federal net operating loss carryovers of approximately $3,500,000 that will expire in the years 2020 through and 2022. Due to the unlikelihood of future utilization, the Company has recorded a valuation allowance in full against the approximate $1,000,000 tax benefit of these net operating loss carryovers. The result is that no net deferred tax asset has been recorded on the financial statements at the reporting date. The Company has not filed any corporate income tax returns for the period subsequent to April 30, 2001.

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

Since the fair value is estimated at June 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, prepaid expenses, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these instruments. The short-term note payable accrues interest at a market rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. All funds on deposit are currently with one financial institution.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
September 30, 2002

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

Weighted average common shares outstanding for the periods presented through June 30, 2001 have been retroactively restated to reflect common stock splits of 4 for 1 occurring on August 15, 2001 and 8.25 for 1 occurring on January 19, 2002.

Accounting for Certain Transactions Involving Stock Compensation The Company has elected to comply with the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for its common stock compensation to employees. Recent Accounting Pronouncements In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for those combinations completed after June 30, 2001 or initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 addresses the financial accounting and reporting standards pertaining to the lives of acquired goodwill and other intangible assets. Goodwill and intangibles with indefinite lives will no longer be amortized, but will be tested at least annually for indications of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. n June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002, and which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides guidance for estimating the recoverability of the carrying amount of these assets through a probability-weighted cash flow approach.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
September 30, 2002

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

Adoption of the above accounting pronouncements is note expects to have a material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current presentation.

Note 2 - Short-term Note

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

MediaBus Networks, Inc.  (A Development stage Company)
Notes to Financial Statements
September 30, 2002

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

Note 4 - Forgiveness of Debt

During the year ended June 30, 2002, aggregate advances from two shareholders in the amount of $55,134 were forgiven and transferred to additional paid-in capital as part of a stock purchase arrangement.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.
ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------
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

Signature                       Title                      Date
/s/KENNETH O. LIPSCOMB
Kenneth O. Lipscomb      Chairman & President         February 10, 2003


EXHIBITS FILED WITH THIS REPORT

Exhibit
Number  Description
------  -----------
99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act Of 2002