Form 10QSB
period 2002-12-31
MEDIABUS NETWORKS INC
filed 2003-02-11
CIK 1123130

<pre>
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2002

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

Balance Sheet
                                                        December 31,          June 30,
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
                                                        ================      ==================

                STOCKHOLDERS' EQUITY

Shareholders Equity (deficiency)

   Preferred Stock
   par value at $0.001, 50,000,000 shares
   authorized, none issued and outstanding                               -                    -

   Common Stock
   par value at $0.001, 100,000,000 shares
   authorized, 7,841,798 and 7,035,000 shares
   issued and outstanding, respectively                             238                  238

   Additional Paid In Capital                                 3,500,405            3,500,238

   Accumulated deficit                                       (3,540,238)          (3,540,238)
                                                        ----------------       -------------------
   Total Shareholders Equity (deficit)                         (39,595)             (39,595)
                                                        -----------------      -------------------
   Total Liabilities & Shareholders Equity                       3,307                3,307
                                                        ==================     ===================

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)

Statement of Operations
(Unaudited)

                                                      For the Threee Months Ended     From Inception
                                                            December 31,             to December 31,
                                                       2002             2001              2002
                                                   ------------------------------   ----------------
                                                   (unaudited)      (audited)         (unaudited)
Revenues:

Revenues                                                 -                 -                  -

        Total Revenues                                   -                 -                  -

Expenses:

        General and administrative expenses              0             38,701         3,495,306
                                                  -----------      -------------     ------------
        Net Loss from Operations                         0            (38,701)       (3,495,306)
                                                  -----------      -------------     ------------
Other Income and Expenses:

        Interest expense                                 0                 -               (423)
        Other Commission Income                          -                 -            126,000
        Loss on Sale of Auto                             -                 -            (10,986)
        Gain on Sale of Investments                      -                 -              2,077
        Gain (Loss) on asset disposition                 0                 -           (160,000)
                                                  ------------      -------------     ------------
        Total other income (expense)                     0                 -            (43,332)

        Income (loss) before income tax                  0             (38,701)       (3,538,638)

        Income tax expense (benefit)                     0                   -            1,600
                                                   -----------       ------------      -----------

        Net Loss                                         0             (38,701)       (3,540,238)
                                                 ============       ==============   =============

Basic and Diluted Earnings Per Common Share           0.00              (0.006)            *

Weighted Average number of Common Shares
      used in per share calculations               7,841,798         7,000,560         8,206,466
                                                 ============      ==============    =============

MediaBus  Networks, Inc.
formerly B Y & C Management, Inc.
(A Development Stage Enterprise)


                                                        -----------------------------------------
                                                               For the Three Months Ended             From Inception
                                                                      December  31                     to December 31
                                                        -----------------------------------------    -------------------
                                                               2002                 2001                    2002
                                                        -------------------  --------------------    -------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                              $                 0  $           (38,701)    $        (3,540,238)
                Changes in operating assets and
                 liabilities:
                 Depreciation                                                                   -                  5,362
                 Loss on Sale of Auto                                                           -                 10,986
                 Gain on Sale on Investments                                                    -                 (2,077)
                 Advances from Officers                                                    40,479                 55,134
                 Stock issued for Services                                                      -              2,835,509
                 Increase in accounts payable and                                              21
                 other expenses                                          -                      -                 14,690
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Operating Activities               $                 0  $              1,799    $          (620,634)

    Cash Flows from Investing Activities:
    -------------------------------------
         Sale of Auto                                                     -                     -                  5,100
         Purchase of Auto                                                                                        (21,448)
         Purchase of Investment                                                                                   (3,633)
         Investments Sold                                                 -                     -                  5,710
                                                        -------------------  --------------------    -------------------
    Net Cash Used in Investing Activities               $                 -   $                 -    $           (14,271)
                                                        -------------------  --------------------    -------------------

    Cash Flows from Financing Activities:
    -------------------------------------
         Proceeds from short term debt                                    -                     -                100,000
         Repayments from short term debt                                  -                     -                (75,000)
         Common Stock                                                     -                     -                610,000
                                                        -------------------  --------------------    -------------------
    Net Cash Provided for Financing Activities          $                 -  $                  -     $          635,000
                                                        -------------------  --------------------    -------------------
    Net Increase (Decrease) in Cash                     $                 -  $              1,799
    Cash Balance,  Begin Period                                           -                 2,479
                                                        -------------------  --------------------
    Cash Balance,  End Period                           $                 -  $              4,278
                                                        ===================  ====================

MediaBus Networks, Inc. (A Development Stage Company)
Statements of Stockholders' Equity (Deficiency in Assets)
From April 28, 1998 (Inception) Through December 31, 2002
                                                                                              Retained           Total
                                                                               Additional      Earning    Stockholders'
                                                       Common    $0.0000303       Paid-In  (Accumulate          Equity
                                                       Shares  *  Par Value  *    Capital      Deficit)   (Deficiency)
                                                  ------------   ----------    ----------   -----------   ------------
Inception, April 28, 1998                                   -    $        -    $        -   $        -    $          -

Common stock issuance for services - April, 1998   229,350,000        6,950             -            -            6,950
Net income                                                  -             -             -       57,379           57,379
                                                  ------------    ----------    ---------    -----------   -------------
Balance, June 30, 1998                             229,350,000        6,950             -       57,379           64,329

Net loss                                                    -             -             -      (43,697)         (43,697)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 1999                             229,350,000        6,950             -       13,682           20,632

Net loss                                                    -             -             -      (20,381)         (20,381)
                                                  ------------    ----------    ---------    -----------    ------------
Balance, June 30, 2000                             229,350,000        6,950             -       (6,699)             251

Common stock issuance for cash - August, 2000        2,145,000           65         64,935            -          65,000
Common stock issuance for services - November, 2000    660,000           20         19,980            -          20,000
Net loss                                                    -             -              -      (97,427)        (97,427)
                                                  ------------    ----------     ---------    -----------    ------------
Balance, June 30, 2001                             232,155,000        7,035         84,915     (104,126)        (12,176)

Director shares returned to the
  treasury - January, 2002                        (171,600,000)      (5,200)         5,200           -               -
Forgiveness of debt on stockholder
  advances - January, 2002                                  -             -         55,134           -            55,134
Principal stockholder shares returned
  to the treasury - January, 2002                  (54,844,950)      (1,662)         1,662           -               -
Common stock issued for
   purchase of iDVDbox, Inc. - January, 2002           478,260           15        749,985           -           750,000
Common stock issued for
   Stephen Cavayero note - January, 2002               478,260           14        749,986           -           750,000
Common stock issued for cash -
   January and February, 2002                          342,857           11        544,989           -           545,000
Common stock issued for
   Stephen Cavayero employment - January, 2002         188,305            6        295,137           -           295,143
Common stock issued to
   MediaBus Networks, Inc. management as bonus
   - January, 2002                                   1,788,891           54      2,808,505           -         2,808,559
Common stock canceled - May, 2002                   (1,144,825)         (35)    (1,795,108)          -        (1,795,143)
Net loss                                                    -             -              -   (3,436,112)      (3,436,112)
                                                  ------------    ----------    -----------  -------------    ------------
Balance, December 31, 2002                           7,841,798         $238     $3,500,405  $(3,540,238)        $(39,595)


* Restated to reflect a 4 for 1 stock split declared August 15, 2001 and a
8.25 for 1 stock split (effectuated by a dividend) declared January 18, 2002.


                See accompanying notes to financial statements.


                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 December 31, 2002
                               ------------------
                                   (Unaudited)
                                   -----------

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

Capital Stock

The Company has a total of 400,000,000 authorized common shares with a par value of $0.0000303 per share and with 7,841,798 and 232,155,000 common shares issued and outstanding as of December 31, 2002 and June 30, 2001 respectively. These figures reflect a common stock split of 4 for 1 occurring August 15, 2002 and a 8.25 for 1 common stock split (effectuated by a dividend) occurring January 18, 2002. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $0.001 and no shares are outstanding.

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

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
December 31, 2002

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

Since the fair value is estimated at December 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, prepaid expenses, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these instruments. The short-term note payable accrues interest at a market rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. All funds on deposit are currently with one financial institution.

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
December 31, 2002

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

MediaBus Networks, Inc. (A Development Stage Company)
Notes to Financial Statements
December 31, 2002

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

MediaBus Networks, Inc.  (A Development stage Company)
Notes to Financial Statements
December 31, 2002

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