Form 10-Q
period 2003-03-31
PRESIDION CORP
filed 2003-06-26
CIK 1123130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 2003.


  [ ] Transition Report Pursuant to Section 13or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

                          Commission File No. 000-3149

                              PRESIDION CORPORATION
             (Exact name of registrant as specified in its charter)

                    Florida                          65-0832987
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)


          755 W. Big Beaver, Suite 1700                 48084
                 Troy, Michigan                       (Zip Code)
     (Address of principal executive offices)

(Registrant's Telephone Number, Including Area Code): (248) 269-9600

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


As of April 30, 2003, 96,766,439 shares of the Registrant's common stock $0.001 par value per share were outstanding.

                              PRESIDION CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I -- Financial Information
         Item 1 -- Consolidated Financial Statements
                  Consolidated Balance Sheets -- March 31, 2003 (Unaudited) and
                           December 31, 2002                                                                  1
                  Consolidated Statements of Operations (Unaudited) - Three Months
                           Ended March 31, 2003 and 2002                                                      3
                  Consolidated Statements of Cash Flows (Unaudited)-- Three Months
                           Ended March 31, 2003 and 2002                                                      4
                  Notes to Consolidated Financial Statements                                                  5
         Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      12
         Item 3 -- Quantitative and Qualitative Disclosures about Market Risk                                19
         Item 4 -- Controls and Procedures                                                                   19
Part II -- Other Information
         Item 2 -- Changes in Securities and Use of Proceeds
         Item 6 -- Exhibits and Reports on Form 8-K                                                          20
Signatures                                                                                                   21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              Presidion Corporation

                           Consolidated Balance Sheets


                                                                       MARCH 31,   DECEMBER 31,
                                                                         2003         2002
                                                                     -------------------------
ASSETS                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                          $   602,111   $   515,620
  Accounts receivable, less allowance for doubtful
    accounts of $123,038 and $129,730, respectively                   17,098,708    17,363,795
  Notes receivable                                                       952,938       944,443
  Accounts receivable, affiliates                                      2,018,053     1,586,885
  Deferred income taxes                                                1,295,000     1,295,000
  Deferred financing costs                                               803,384             -
  Deposits                                                            19,539,644    14,034,098
  Prepaid expenses and other current assets                            2,022,882     1,282,625
                                                                     -----------   -----------
Total current assets                                                  44,332,720    37,022,466





Property and equipment, net of accumulated
  depreciation of $2,166,747 and $1,618,949 respectively               2,132,778     2,223,743




  Restricted cash                                                        120,000       120,000
  Notes receivable, less current portion                               1,102,275     1,116,006
  Deferred income taxes                                                1,701,000     1,701,000
  Deferred financing costs                                               432,442             -
  Client contracts, net of accumulated amortization of $743,710
    and $466,534, respectively                                         1,076,495     1,132,946
  Goodwill                                                            14,706,191    14,706,191
                                                                     -----------   -----------
Total assets                                                         $65,603,901   $58,022,352
                                                                     ===========   ===========


See accompanying notes to consolidated financial statements.

                              Presidion Corporation

                           Consolidated Balance Sheets


                                                                            MARCH 31,  DECEMBER 31,
                                                                              2003         2002
                                                                          -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                       (unaudited)
Current liabilities:
   Bank line of credit                                                    $ 2,750,000   $ 5,235,939
   Drafts outstanding                                                       5,244,172     4,837,537
   Accounts payable                                                         1,808,463     1,987,860
   Accrued compensation and benefits                                       22,037,782    17,352,934
   Accrued workers' compensation premiums                                   2,305,151     1,951,644
   Other accrued liabilities                                                1,879,325     1,751,085
   Current portion of workers' compensation reserve                         7,994,694     5,539,903
   Current portion of long-term debt                                        7,144,423     4,085,183
                                                                          -----------   -----------
Total current liabilities                                                  51,164,010    42,742,085

Long-term debt                                                              3,373,650     4,496,326
Workers' compensation reserve                                               5,962,012     6,265,083
Other liabilities                                                             240,514       958,589
                                                                          -----------   -----------
Total liabilities                                                          60,740,186    54,462,083

Preferred Stock:
   50,000 shares authorized
   1,000 shares issues and outstanding                                      1,000,000     1,000,000
Common stock:
   400,000,000 shares authorized, par value at $0.001 per share
   96,766,439 shares issued and outstanding                                    96,766        96,766
Additional paid-in capital                                                  3,662,837     1,703,234
 Retained earnings                                                            104,112       760,269
                                                                          -----------   -----------
Total stockholders' equity                                                  4,863,715     3,560,269
                                                                          -----------   -----------
Total liabilities and stockholders' equity                                $65,603,901   $58,022,352
                                                                          ===========   ===========


See accompanying notes to consolidated financial statements.

                              Presidion Corporation

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                           MARCH 31,
                                                                      2003          2002
                                                                 ----------------------------
Revenues (Gross billings of $185,715,696 and $179,082,119 less direct wage costs of $154,225,866 and $148,828,817,
   respectively)                                                 $ 31,489,830    $ 30,253,301

Direct expenses:
   Payroll taxes, benefits and workers' compensation               23,038,085      23,484,709
                                                                 ------------    ------------
Gross profit                                                        8,451,745       6,768,592

Operating expenses:
   Selling, general and administrative                              6,797,559       6,346,315
   Depreciation and amortization                                      557,074         274,328
                                                                 ------------    ------------
Operating income                                                    1,097,112         147,949

Other income (expense):
Interest income                                                        17,244           1,212
Interest expense                                                   (1,600,085)       (238,777)
Other                                                                   6,634          (2,754)
                                                                 ------------    ------------
Loss before income tax expense (benefit)                             (479,095)        (92,370)

Income tax expense (benefit)                                          177,062         (36,948)
                                                                 ------------    ------------
Net loss                                                         $   (656,157)   $    (55,422)
                                                                 ============    ============


Basic and diluted loss per share of common stock                 $      (0.01)   $          -

Basic and diluted weighted average number of common
       shares outstanding                                          96,766,439      96,766,439

See accompanying notes to consolidated financial statements

                              Presidion Corporation

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                                MARCH 31,
                                                                                           2003          2002
                                                                                      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $   (656,157)   $    (55,422)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                         557,074         274,329
     Deferred income taxes                                                                       -         (55,000)
     Gain on disposal of assets                                                              1,102           2,781
     Non-cash interest expense                                                             921,743               -
  Changes in operating assets and liabilities
       excluding effects of acquisition:
          Accounts receivable                                                              265,086      (2,876,480)
          Notes receivable                                                                   5,236        (419,717)
          Accounts receivable, affiliates                                                 (431,167)        557,327
          Deposits                                                                      (9,704,157)       (189,331)
          Prepaid expenses and other                                                      (740,258)        171,862
          Accounts payable                                                                (179,397)     (2,010,715)
          Accrued compensation and benefits                                              4,684,846       2,435,839
          Accrued other liabilities                                                       (589,836)       (126,481)
          Accrued workers' compensation premiums                                           353,507         922,423
          Workers' compensation reserve                                                  6,350,331        (827,000)
          Other                                                                            127,131               -
                                                                                      ------------    ------------
Net cash provided by (used in) operating activities                                        965,084      (2,195,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                        (191,535)        (92,968)
Proceeds on disposal of property and equipment                                               1,500          10,122
Purchase of Amfinity, less cash acquired                                                         -        (393,411)
Acquisition of client contracts                                                           (220,725)              -
                                                                                      ------------    ------------
Net  cash used in investing activities                                                    (410,760)       (476,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on borrowings                                                                    (786,426)     (1,225,203)
Proceeds from borrowings                                                                 2,722,988         141,675
Payments on bank line of credit                                                         (5,800,000)    (21,696,694)
Borrowings on bank line of credit                                                        3,314,061      22,850,000
Deferred financing costs                                                                  (325,091)              -
Drafts outstanding                                                                         406,635       2,490,066
                                                                                      ------------    ------------
Net cash provided by (used in) financing activities                                       (467,833)      2,559,844
                                                                                      ------------    ------------

Net increase (decrease) in cash                                                             86,491        (111,998)
Cash at beginning of period                                                                515,620         192,317
                                                                                      ------------    ------------
Cash at end of period                                                                 $    602,111    $     80,319
                                                                                      ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                                $    618,997    $    251,983
Cash paid for income taxes                                                            $          -    $          -

See accompanying notes to consolidated financial statements

                              PRESIDION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Except as the context otherwise indicates, the term the "Company" refers to Presidion Corporation and its subsidiaries.

On February 11, 2003, MediaBus Networks, Inc. ("MediaBus") acquired 100% of the outstanding common stock of Presidion Solutions, Inc. for 84,749,980 shares of common stock of MediaBus, representing an 87.5% ownership interest in MediaBus. At the time of this transaction, Presidion Solutions, Inc. became a wholly owned subsidiary of MediaBus. Immediately prior to this transaction, MediaBus was a publicly traded development stage company with no business operations. Accordingly, this transaction has been accounted for as a reverse acquisition with Presidion Solutions, Inc. as the accounting acquirer. Historical stockholders' equity of Presidion Solutions, Inc. (the accounting acquirer) prior to the merger has been retroactively restated for the equivalent number of shares received in the acquisition by the accounting acquirer after giving effect to any difference in par value of MediaBus and the acquirer's common stock with an offset to additional paid in capital. Retained earnings of Presidion Solutions, Inc. were carried forward subsequent to the merger. Operations for all periods presented are those of Presidion Solutions, Inc. Earnings per share for periods prior to the merger are restated to reflect the recapitalization described above as if the number of equivalent shares received by MediaBus had been issued at the beginning of the earliest period presented. As MediaBus had no business operations prior to this transaction, pro forma financial information has not been presented in relation to this transaction. Presidion Solutions, Inc. was incorporated in the state of Florida in 2000 and is headquartered in Troy, Michigan.

Presidion Solutions, Inc. commenced business operations in 2001.

On February 28, 2003, MediaBus changed its name to Presidion Corporation and changed its year end to December 31 from June 30.

The Company operates as a professional employer organization (PEO) and, therefore, operates under one reportable segment in conformity with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company provides outsourced business services through a co-employment relationship on a service agreement basis. The Company provides services to approximately 2,700 businesses through approximately 32,500 worksite employees.

The Company has been in default of its existing debt agreements at certain times, its current line-of-credit agreement will expire on June 30, 2003, its current debt service obligations are in excess of anticipated cash flows from operations and the Company has a negative current ratio. Management has taken significant actions through June 2003 to ensure that the Company is able to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include, the successful restructuring of certain debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations, the issuance of Secured Convertible Debentures with net proceeds to the Company of approximately $1,650,000 and ongoing negotiations with the provider of its line-of-credit agreement to renew the facility through May 31, 2004 on comparable terms. Should these negotiations to renew its line-of-credit agreement be unsuccessful, the Company has received a binding commitment from an unrelated third party to provide financing of up to $8,000,000 to replace the expired line-of-credit facility, provide working capital and repay certain obligations of the Company. See Note 6.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

2. INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the unaudited financial information presented reflects all adjustments (consisting primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 8-K/A, dated February 11, 2003, filed with the Securities and Exchange Commission.

3. REVENUE AND ASSOCIATED COST RECOGNITION

The Company's revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the consolidated balance sheets in the amounts of $15,353,558 and $15,347,247, respectively, at March 31, 2003 and December 31, 2002. In addition, $13,794,520 and $14,727,668, respectively, of accrued payroll for the above mentioned employees were recognized as an accrued liability at March 31, 2003 and December 31, 2002.

4. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of warrants and upon the assumed conversion of convertible debentures as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effects of common stock equivalents have not been included in diluted loss per share for the three months ended March 31, 2003 as their effect would have been anti-dilutive. During the three months ended March 31, 2002, the Company had no common stock equivalents outstanding.

5. BUSINESS ACQUISITION

Effective January 1, 2002, the Company acquired all of the outstanding common stock of Amfinity Business Solutions, Inc. ("Amfinity") to expand its market position in the southeastern United States. The purchase price, which has been amended, consisted of $400,000 in cash paid at closing, 1,971,850 shares of the Company's common stock valued at $1,037,860 issued on May 15, 2002 and a promissory note in the amount of $2,592,348 and additional consideration represented by a note payable in the amount of $610,725 issued on January 15, 2003. The Company could be obligated to pay additional consideration, calculated as a percentage of retained contracts, should certain operating results be attained.

The operating results of Amfinity have been included in the Company's consolidated financial statements since January 1, 2002.

6. DEBT

On February 12, 2003, the Company issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000, due February 12, 2004, pursuant to which up to $2,000,000 of the common stock of the Company may be issued upon conversion of the debentures. The debentures are immediately convertible into shares of the Company's common stock at a conversion price representing the lower of $0.34 or 85% of the average of the lowest three inter-day trading prices during the 20 trading days immediately preceding the applicable conversion date. Warrants to purchase 850,000 aggregate shares of the common stock of the Company at $1.08 per share were issued to the holders of these debentures. The warrants are immediately exercisable. The Company recognized interest expense in the aggregate amount of $921,743 with a corresponding amount reflected in additional paid-in capital in relation to the beneficial feature and the fair value of the warrants associated with these debentures. The Company also incurred certain costs directly related to issuing the debentures in the amount of $325,091. These costs have been capitalized as deferred financing costs and are being accreted as additional interest expense over the term of the debentures. The accretion of this additional interest expense amounted to $40,637 for the three months ended March 31, 2003. The debentures are secured by a pledge of shares of the Company's common stock held by three significant shareholders of the Company. The debentures shall become due and immediately payable upon the Company raising $4,000,000 or more through the sale of its equity securities.

The Company has a line of credit with a financial institution collateralized by all of its assets. The line of credit is renewable annually beginning on June 1, 2003. The line allows the Company to draw an amount not to exceed $6,000,000 in aggregate principal at any one time. The outstanding balance on this line was $2,750,000 and $5,235,939 at March 31, 2003 and December 31, 2002, respectively.
Interest is at the prime rate (4.25% during the three months ended March 31, 2003) payable monthly, and the outstanding principal is due on demand. The Company pays a commitment fee on the unused portion of the line of credit which varies based on certain requirements in the line of credit agreement. This facility requires that the Company maintain compliance with certain restrictive financial covenants, which include limitations on capital expenditures and the declaration and payment of dividends. At December 31, 2002, the Company was not in compliance with certain of these covenants. On June 6, 2003, the financial institution waived these events of non-compliance and extended the maturity of the line of credit agreement to June 30, 2003. The Company is in negotiations with the lender to renew the line of credit agreement through May 31, 2004 on comparable terms to those described above.

During the first quarter of 2003, the Company entered into an agreement with the holder of a non-interest bearing note payable with an outstanding balance of $1,747,894 at March 31, 2003 whereby, in exchange for modifying the payment terms of the original note, the holder agreed to transfer the holder's interest in a building to the Company upon payment of the note, the Company agreed to cancel the holder's note receivable amounting to $338,434 and transfer an automobile to the holder of the note.

On January 15, 2003 and April 28, 2003, the Company entered into agreements with the holder of a 10% promissory note in the amount of $3,672,663 at March 31, 2003 pertaining to the Amfinity acquisition to extend the maturity of the note, release the pledge of the Company's common stock and provide replacement collateral to the holders. Under these agreements, a principal payment of $1,000,000 is due by June 30, 2003, and the remainder of the principal will be deposited into a collateral account beginning January 15, 2004 through December 15, 2005 . The payments are secured by a letter of credit in an amount equal to the balance due on the note. In consideration for such extensions, the Company issued 1,971,850 shares of the Company's common stock to the holder in January 2003 valued at $1,037,860. The value of this common stock has been recorded as a deferred financing cost to be accreted as additional interest expense over the term of the extension of this borrowing. This interest expense amounted to $86,488 during the three months ended March 31, 2003. In addition, if the Company does not prepay the outstanding amount associated with this note by December 31, 2003, the Company will be obligated to issue 3,000,000 shares of the Company's common stock to the holder.

The Company entered into a revised agreement with the holder of a non-interest bearing note payable amounting to $2,352,596 at March 31, 2003. Pursuant to the terms of this agreement, the Company is required to pay the holder $50,000 on or before February 17, 2003, $100,000 on or before February 24, 2003 and $1,600,000 in $50,000 installments on various dates through December 8, 2003. In addition, effective March 31, 2003, the principal balance of the note payable was increased by $270,833. This additional principal amount shall be paid by the Company without interest in 10 monthly installments of $27,083 beginning on March 17, 2003 and ending on December 15, 2003.

7. INCOME TAXES

The Company recognized income tax expense in the amount of $177,062 despite a pre tax loss amounting to $479,095 for the three months ended March 31, 2003. The provision for income tax arose as a result of interest expense amounting to $921,743, associated with the recognition of the fair value of warrants and the conversion feature associated with debentures, not being deductible for tax return purposes. The income tax effect of this interest expense amounted to $368,697.

8.  PREFERRED STOCK

The Company's outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences and participation rights and does not have a stated dividend rate. The Company's by laws prohibit the payment of dividends in relation to this stock.

9. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of pending legal proceedings will not have a material effect on the Company's consolidated financial statements.

WORKERS' COMPENSATION

The Company is a participant in several large deductible workers' compensation programs. The Company provides accruals for its portion of potential workers' compensation claims based upon the historical claim experience of the Company's operating units utilizing actuarial assumptions, including an estimated discount rate of 4%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of the amortization of the effect of discounting is included in workers' compensation expense in the accompanying statements of operations. If actual workers' compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts. A reconciliation of the changes in the Company's accrued workers' compensation account follows:

         Balance, December 31, 2002                         $11,804,986
         Additions to expense                                 3,380,233
         Less: workers' compensation payments                (1,228,512)
                                                            -----------
         Balance, March 31, 2002, net of discount of
         $769,420                                           $13,956,707
                                                            ===========

The Company maintains cash deposits in relation to these programs. These deposits amounted to $16,082,078 and $10,412,611, at March 31, 2003 and December 31, 2002, respectively, and are reflected under the "Deposits" classification on the Company's consolidated balance sheet.

In 1997, the self-insured workers' compensation fund, Associated Business Owners, Inc. ("ABO") liquidated due to insolvency. A wholly owned subsidiary ("Subsidiary") was a member of ABO at the time of its liquidation. The Florida Department of Insurance ("FDOI") was appointed as the receiver for ABO. On May 8, 2001, the Subsidiary was notified under Florida law that all former members of ABO were responsible, on a pro-rata basis, for the outstanding workers' compensation claims. A member's share of the claims is generally based on workers' compensation insurance premiums charged to it for each year while insured by ABO in comparison to the total premiums charged to all ABO members during that year. The Subsidiary was assessed approximately $1,583,000. Currently, no litigation has commenced between FDOI and the Subsidiary. Based on guidance from the Company's counsel, industry experience and management's best estimate of the ultimate liability, $800,000, was accrued as of the date of acquisition of the Subsidiary and remains in the non-current workers' compensation reserve account on the Company's balance sheet at March 31, 2003.

HEALTH INSURANCE

The Company provides health insurance to its worksite and internal employees through several plans. The cost of some plans is fixed and determinable while through others the Company retains some risk.

Effective April 1, 2002 and October 1, 2002, the Company implemented two health insurance plans with a healthcare insurance carrier. These plans have fixed premiums based on the number of employees enrolled and coverages elected at the beginning of each month with a maximum additional cost above the fixed premiums based on actual claims costs during the policy period up to a predetermined amount. The Company has provided for the ultimate cost of its health insurance programs based on claims data provided by the insurance carrier.

A wholly owned subsidiary ("Subsidiary") of the Company is seeking a court order against an insurance carrier seeking payment of all health insurance claims for the period of October 1, 2001 through December 31, 2001. A Florida Circuit Court has entered an order that the insurance carrier's attempt to cancel the Subsidiary's health insurance policy for non-payment was invalid, and that the insurance carrier is liable for all claims covered by the policy. The insurance carrier is also being pursued by the Florida Department of Insurance which is overseeing the progress on the payment of the claims. A lawsuit was filed against the Subsidiary by certain former clients asserting that the Subsidiary is liable for properly filed health insurance claims that were not paid through December 31, 2001. Based on the advice of counsel, management believes that the outcome of this litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

LETTERS OF CREDIT

On March 7, 2003, the Company entered into an irrevocable bank letter of credit arrangement aggregating $6,600,000 for the benefit of a workers' compensation insurance carrier. The Company is required to pay an annual financing fee in the amount of 10% of the aggregate letter of credit arrangement. This arrangement is subject to renewal on an annual basis.

On October 22, 2002, the Company entered into a letter of credit arrangement whereby an unrelated third party guaranteed, on behalf of the Company, two 12 month irrevocable bank letters of credit aggregating $5,700,000 for the benefit of two workers' compensation insurance carriers. The letters of credit are secured by personal guarantees of three significant shareholders of the Company and a pledge of shares of the Company's common stock held by the above mentioned shareholders. In consideration for the guarantee, the Company was required to pay, to the third party, a 10% upfront fee and make 52 weekly payments of $9,865 beginning at inception. The Company is also required to make 52 weekly payments of $109, 615 into a non-interest bearing collateral account with the third party. At the conclusion of the 52 weeks, the letters of credit expire and the entire collateral balance reverts to the Company. The Company is amortizing the upfront fee over the 52- week life of the letters of credit and expensing the weekly payments when due as interest expense.

In April 2003, the Company returned $4,700,000 of the letters of credit to the issuer. No draws were made in relation to these letters of credit. Accordingly, at that date, the pledge of the Company's common stock was released and the Company is no longer required to make deposits into the cash collateral account.

At March 31, 2003, and 2002, the Company had $7,600,000 and $5,700,000,
respectively, in irrevocable letters of credit, no draws against the aforementioned letters of credit were outstanding.

10. SUBSEQUENT EVENT

On May 19, 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers' compensation coverage for worksite employees. The agreement is effective for losses incurred from August 1, 2002 and covers the first dollar of exposure up to the stop-loss limit insured with the primary carrier. The Company has been released by the primary carrier from its payment obligation for the retrospective portion of this agreement. Accordingly at the date of release, May 19, 2003, the Company will assign approximately $4,200,000 in deposits to the reinsurer which will reduce the Company's current portion of worker's compensation reserves by the same amount. As the right of off-set did not exist at March 31, 2003, as defined by FIN 39, these amounts have been reflected as gross deposits and workers' compensation reserves in the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related footnotes. This discussion and analysis contains "forward-looking statements" within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company's actual results, levels of activity, performance or achievements and those of the Company's industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The Company undertakes no obligation to update the forward-looking statements in this filing.

OVERVIEW

The Company operates as a professional employer organization ("PEO") and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. The Company provides services to approximately 2,700 clients through approximately 32,500 worksite employees primarily in the state of Florida. The Company's services consist of the following:

                  -Human resources administration.

                  -Employer regulatory compliance management.

                  -Employee benefits administration.

                  -Risk management services.

                  -Employer liability protection.

                  -Payroll administration.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates.

The following represents a summary of the Company's critical accounting policies that require management's most difficult and subjective judgments.

REVENUE RECOGNITION -- The Company's revenues represent service fees charged to its clients, pursuant to a client service agreement, less associated worksite employee wage costs. Revenue is recognized ratably over the periods in which the applicable employees perform services at client worksite locations. The service agreement provides for an initial one-year term, subject to cancellation upon 30 days' notice by either the Company or the client. The service fees are based upon the gross payroll of each employee plus the estimated costs of employment related taxes, human resources and administrative services as well as insurance coverage and benefit plans. This structure results in a comprehensive service fee applied to each employee's gross wage. Under the service agreement, the Company has the obligation to provide the benefits and services covered by the agreement as well as the obligation to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to the Company of the associated service fee.

The Company estimates a markup component included in its gross billings to clients based upon the above mentioned costs. Therefore, the Company's ability to accurately estimate, control and manage its worksite employee wages and related direct costs has a significant impact on the Company's operating results.

If the Company underestimates its direct costs, such as health benefits, workers' compensation and payroll taxes in the range of 5% to 10%, in developing its gross billings, the Company's operating income would decrease in the range of $1,151,904 to $2,303,809, resulting in operating income declining from $1,097,112 to an operating loss of $54,792 with a 5% decline and the occurrence of an operating loss of $1,206,697 with a 10% decline.


HEALTH INSURANCE COSTS -- The Company provides health care insurance to its worksite and internal employees through several plans with three insurance carriers. The cost pertaining to some plans is fixed and determinable, while through others the Company retains some risk.

In the case of plans in which the Company retains risk, the Company makes claim payments as claims are incurred up to a predetermined claim liability. The insurance carrier is responsible for all amounts in excess of the predetermined claim liability. The Company estimates liabilities pertaining to these plans based on claims data provided by the insurance carrier and internal and external factors such as payment patterns, expected rates of increase in medical care costs and known specific occurrences. The Company establishes a liability for claims that have been reported but not paid, and claims that have been incurred but not reported at the end of each accounting period. The medical care cost trend, which is the rate of increase in health care costs, and the volatility in the number of claims incurred per period have the most significant impact on the Company's health care expenses.

The Company charges its clients for the costs of its medical plans. However, the Company bears the risk for the amount of claims in excess of such charges.

Estimation and judgment is utilized in the process of determining health care liabilities as well as in factoring health care costs into the Company's gross billings to clients.

The impact of unanticipated increases in health insurance costs in 10% increments, based upon the Company's health insurance cost liability as of March 31, 2003, would result in an approximate $76,000 charge to income for each 10% increment.

WORKERS' COMPENSATION COSTS -- Workers' compensation costs include premiums, administrative costs and expenses related to claims under the Company's workers' compensation programs. The Company is a participant in several large-deductible workers' compensation programs. The Company has recognized expenses and the corresponding liabilities associated with these plans based upon the historical claim experience of the Company's operating units utilizing actuarial assumptions and estimated discount rates to determine the present value of future payments to be made in conjunction with these programs.

Workers' compensation claims can remain open for a significant number of years. As a result of the potential long life of these claims, the final costs to the Company associated with these programs are subject to a significant degree of judgment and estimation.

If the actual cost of claims incurred is higher than the amounts estimated by the Company, an adjustment to increase workers' compensation expense and the associated liability would be required in the Company's consolidated financial statements. The opposite impact would be recognized if the actual claims incurred are lower than anticipated. Such increase or decrease is recognized in the accounting period in which the change in workers' compensation claims is calculated.

Due to the uncertainty in estimating workers' compensation claims, adjustments to workers' compensation costs could be significant resulting in a material impact on the Company's results of operations, financial position and cash flows.

If the loss development factors pertaining to the establishment of the Company's workers' compensation liability at March 31, 2003 were to increase by 5% to 10%, the Company would recognize an additional charge to income of between $547,385 and $1,094,770, respectively. If the loss development factors were to decline by the same percentage, the Company would recognize an increase in income of between $547,385 and $1,094,770.

GOODWILL -- Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that no amortization be recognized in relation to goodwill. However, SFAS 142 requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. The evaluation of the Company's reporting unit in relation to impairment testing requires significant judgments and estimation. Events or changes in business circumstances may indicate that the carrying value pertaining to goodwill may not be recoverable. As a result of such an indication, a significant charge may be required in the Company's Statement of Operations.

If impairment pertaining to the Company's reporting unit is indicated, the Company may be required to recognize an impairment charge of up to $14,706,191 with no corresponding tax benefit because the impairment charge would be non-deductible for federal tax return purposes. This federal income tax effect would apply unless the reporting unit were abandoned or sold.


PROPERTY AND EQUIPMENT -- The Company's property and equipment consist of furniture and fixtures, leasehold improvements and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable asset. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income in periods subsequent to such a determination. The Company is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to the Company's property and equipment, the Company may be required to recognize an impairment loss, which could have a significant adverse impact on the Company's operating results.

If the average estimated useful lives of property and equipment were adjusted by just one year, depreciation expense would increase by approximately $100,000 ($66,000, net of tax). If impairment were indicated in the range of 5% to 10%, the Company would recognize a charge to income in the approximate range of $106,639 and $213,278, respectively.


DEFERRED TAX ASSETS -- The Company is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company's consolidated balance sheets. Management's judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. Although realization is not assured, management has presently estimated that it is more likely than not that all of the Company's deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. The recognition of a valuation allowance could result in a significant increase in income tax expense. In addition, if the estimated current income taxes payable differs from amounts reflected on the Company's tax returns, significant additional tax expense may be required to be recognized in the Company's consolidated financial statements.

If there is evidence that future taxable income would be insufficient to recover between 10% and 20% of the Company's aggregate deferred tax assets over a pertinent period of time, the Company would be required to establish a valuation allowance offsetting the deferred tax assets resulting in additional income tax expense ranging from approximately $300,000 to $600,000.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES -- Revenues, representing gross billings less associated direct wage costs, increased $1,236,529, or 4.1%, to $31,489,830 in the first quarter of 2003 from $30,253,301 in the first quarter of 2002. This increase reflected higher business volume resulting from the acquisition of certain client contracts in June 2002 which added $3,851,523 to the Company's revenues. This increase was partially offset by a decline in revenues of the Company's existing businesses which reflected a change in client mix resulting in higher gross margins. This trend is a reflection of the Company's decision to serve clients with a lower risk profile and to cease serving certain high risk clients. At the beginning of the first quarter of 2003, the Company terminated certain high risk clients which resulted in a decline in the Company's revenue, however, the decline was partially offset by the addition of several clients throughout the 2003 quarter that met the Company's lower risk profile. The Company is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. The Company considers clients to represent a high risk if, based upon safety and historical factors, there is a high likelihood of a high frequency of on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. It is the opinion of the Company that the volatility pertaining to earnings associated with the costs of workers' compensation insurance programs will be reduced as a result of not serving such high-risk clients. Volatility of workers' compensation costs results when the number and severity of such accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

GROSS PROFIT -- Gross profit increased $1,683,153, or 24.9%, to $8,451,745 in the first quarter of 2003 from $6,768,592 in the first quarter of 2002. Gross margin increased to 26.8% in the 2003 period from 22.4% in the 2002 period. These increases reflected the increase in revenues of $1,236,529 mentioned above and lower direct expenses. The lower direct expenses resulted from an aggregate decline of $627,547 in workers compensation and health insurance expense which was partially offset by an aggregate $180,923 increase in federal and state employment taxes. The declines in workers' compensation and health insurance expense resulted primarily from the Company's decision to end serving certain high risk clients as discussed above under "Revenues."

SELLING, GENERAL AND ADMINISTRATIVE -- Selling, general and administrative expenses increased $451,244, or 7.1%, to $6,797,559 during the first quarter of 2003 from $6,346,315 during the first quarter of 2002. This increase resulted from professional fees primarily associated with the Company's reverse merger, higher internal headcount requirements pertaining to the Company becoming a publicly traded company and expenses associated with the integration of three business acquisitions which were consummated during 2001 and 2002. These activities resulted in aggregate additional expenses of $587,674. The above mentioned increases were partially offset by a decline of $136,430 in relation to the Company's accounts receivable doubtful account activities.

DEPRECIATION AND AMORTIZATION -- Depreciation and amortization expenses increased $282,746 to $557,074 in the first quarter of 2003 from $274,328 during the first quarter of 2002. This increase reflected $49,599 and $233,147, respectively, of higher depreciation and amortization expense. The higher depreciation expense resulted from higher property and equipment balances during the 2003 period. The increase in amortization expense was attributable to certain client contracts acquired by the Company in June 2002.

OPERATING INCOME -- Operating income increased $949,163 to $1,097,112 in the first quarter of 2003 compared to $147,949 in the first quarter of 2002. This increase resulted from the higher revenues mentioned above and lower direct expenses such as workers' compensation and health insurance expenses resulting from the Company ending service to certain high-risk clients.


OTHER INCOME (EXPENSE) -- Other expense, net increased $1,335,887 to $1,576,207 in the first quarter of 2003 from $240,319 in the first quarter of 2002. This increase was attributable to increased interest expense of $1,361,308 which was slightly offset by higher interest income and other miscellaneous items aggregating $25,421. The recognition of the fair values of warrants and the conversion feature associated with convertible debentures issued by the Company in February 2003 accounted for $921,743 of the increase to interest expense. The remainder of the increase pertaining to interest expense amounting to $439,565 is associated with the amortization of direct financing costs associated with the debenture mentioned above, irrevocable letters of credit issued in October 2002 and March 2003 and fees pertaining to amendments of certain debt agreements.

PROVISION FOR INCOME TAXES -- The Company recognized income tax expense amounting to $177,062 in the first quarter of 2003 compared to the recognition of an income tax benefit of $36,948 in the first quarter of 2002. Income tax expense was recognized for the 2003 period despite a pre tax loss due to the fact that certain expenses recognized for financial statement purposes are not deductible for tax return purposes. The was the result of interest expense recognized in relation to the fair value of the warrants and the conversion feature of debentures aggregating $921,743. See Note 6.

NET LOSS -- Net loss increased $600,735 to $656,157 in the first quarter of 2003 from $55,422 in the first quarter of 2002. The loss for 2003 was attributable to the recognition of interest expense amounting to $921,743 pertaining to the fair value of warrants and the conversion feature associated with a debenture issued in February 2003. This amount is also nondeductible for federal income tax purposes which created the recognition of income tax expense amounting to $177,062 despite a pre tax loss for 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2003, the Company's cash requirements were met through operations, borrowings from the Company's credit facility and the issuance of 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000. The net proceeds associated with the debentures amounted to $1,650,000 which was utilized to reduce the outstanding balance on the Company's bank line of credit. See Note 6.

Net cash provided by operating activities amounted to $965,084 for the three months ended March 31, 2003 compared to net cash used in operations of $2,195,585 during the corresponding period of 2002. The net cash provided during the 2003 period was primarily attributable to lower accounts and notes receivable balances and higher liability amounts associated with employee compensation and benefits.

Net cash used in investing activities amounted to $410,760 for the three months ended March 31, 2003 compared to net cash utilized of $476,257 during the corresponding period of 2002. The 2002 period reflected the net cash disbursement of $393,411 in relation to the Amfinity acquisition. The Company's capital expenditures increased during the 2003 period by $98,567 to $191,535 from $92,968. The Company also utilized $220,725 for the acquisition of client contracts during the 2003 period.

Net cash utilized in financing activities amounted to $467,833 for the three months ended March 31, 2003 compared to net cash provided of $2,559,844 during the corresponding period of 2002. During the 2003 period, there was a lower amount of borrowing activity associated with drafts outstanding, and there was lower borrowing and payment activity in association with the Company's long-term debt and the Company's bank line of credit. There was also a significantly higher proportion of payments in relation to borrowings associated with the Company's bank line of credit.

During the three months ended March 31, 2003, the Company had a line of credit amounting to $6,000,000 which expires on June 30, 2003. Borrowings pertaining to this line of credit are restricted by certain formula calculations. At March 31, 2003, outstanding borrowings pertaining to this credit facility amounted to $2,750,000 with amounts available for borrowing totaling $276,824. See Note 6.

The Company's need for and the cost and access to funds are dependent, in the long-term, on the Company's future operating results as well as conditions external to the Company. The Company will require additional financing in connection with its business. The Company may seek additional funds from time to time through private or public debt or equity offerings or by obtaining further bank borrowings or off-balance sheet financing. No assurance can be given that any additional financing will be available on terms satisfactory to the Company, or at all. In addition, the Company's line of credit facility is expiring on June 30, 2003. See Note 1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates in its cash and debt transactions. The Company does not hold derivative financial instruments for trading or speculative purposes.

The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rates associated with its line of credit facility. At March 31, 2003, the Company had $276,824 available for borrowing under this facility at the financial institution's prime rate of interest. At March 31, 2003, borrowings outstanding pertaining to this facility aggregated $2,750,000 at an interest rate of 4.25%. Based upon the outstanding balance of this facility at March 31, 2003, an increase of 100% in the annual interest rate would cause a corresponding increase in interest expense of $117,000 on an annual basis. Therefore, future changes in interest rates could possibly have a material adverse effect on the Company's financial position, results of operations and cash flows.


ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14 (c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q ( the "Evaluation Date"). Based upon that evaluation, the Company's Chief Executive Officer/Acting Chief Financial Officer has concluded that certain non-routine process controls and financial statement close processes at certain entities that were acquired by the Company (that existed at the date of acquisition) and represent a significant part of the Company's business do not meet the requirements of being adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes are required in relation to the Company's internal controls and procedures regarding the above deficiencies. The Company, under the supervision of the Company's Chief Executive Officer/Acting Chief Financial Officer, is in the process of taking corrective action to remedy these deficiencies.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

{c} On February 11, 2003, John Burcham II, Craig Vanderburg, James E. Baiers and Amfinity Capital LLC acquired 35,476,341, 35,476,341, 7,881,749 and 5,915,549 shares, respectively, of Common Stock, Par value $0.001 of MediaBus Networks, Inc. ("MediaBus") pursuant to a merger agreement dated February 11, 2003 between MediaBus and Presidion Solutions, Inc. The above mentioned shares are not registered under the Securities Act and were issued in exchange for all of the common stock of Presidion Solutions, Inc.

      MediaBus claimed exemption from registration under Section (4)2 of the Securities Act.

      On February 28, 2003, MediaBus changed its name to Presidion Corporation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


99.15 Certification by Chief Executive Officer/ Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K filed during the quarter ended March 31, 2003.

         On February 26, 2003, the Registrant filed a Current Report on Form 8-K, dated February 11, 2003, reporting that the Company had entered into a merger agreement among the Registrant, John W. Burcham II, Craig
         A. Vanderburg, James E. Baiers, Presidion Acquisition Sub, Inc., a Florida corporation and wholly owned subsidiary of the Registrant, Presidion Solutions, Inc., a Florida corporation, and Kenneth O. Lipscomb. This Form 8-K also reported on a Regulation F-D disclosure with respect to the issuance of convertible debentures by the Registrant in the aggregate amount of $2,000,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Presidion Corporation
                                                       ---------------------
                                                            (Registrant)


Date:  June 24, 2003                                   /S/ Craig A. Vanderburg
                                                       -----------------------
                                                       Craig A. Vanderburg,
                                                       President and Chief
                                                       Executive Officer/Acting
                                                       Chief Financial Officer
                                                       (principal executive
                                                       officer and principal
                                                       financial and accounting
                                                       officer)

                                  EXHIBIT INDEX


99.15 Certification by Chief Executive Officer / Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.