Form 10-Q/A
period 2003-03-31
PRESIDION CORP
filed 2003-06-27
CIK 1123130

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
Mark One

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

                              PRESIDION CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I -- Financial Information
         Item 1 -- Consolidated Financial Statements
                  Consolidated Balance Sheets -- March 31, 2003 (Unaudited) and
                           December 31, 2002                                                                  1
                  Consolidated Statements of Operations (Unaudited) - Three Months
                           Ended March 31, 2003 and 2002                                                      3
                  Consolidated Statements of Cash Flows (Unaudited)-- Three Months
                           Ended March 31, 2003 and 2002                                                      4
                  Notes to Consolidated Financial Statements                                                  5
         Item 2 -- Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      12
         Item 3 -- Quantitative and Qualitative Disclosures about Market Risk                                19
         Item 4 -- Controls and Procedures                                                                   19
Part II -- Other Information
         Item 2 -- Changes in Securities and Use of Proceeds
         Item 6 -- Exhibits and Reports on Form 8-K                                                          20
Signature                                                                                                    21
Certification of Chief Executive Officer/Acting Chief Financial Officer                                      22

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

                                   SIGNATURE

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

                                                       Presidion Corporation
                                                       ---------------------
                                                            (Registrant)


Date:  June 27, 2003                                   /S/ Craig A. Vanderburg
                                                       -----------------------
                                                       Craig A. Vanderburg,
                                                       President and Chief
                                                       Executive Officer/Acting
                                                       Chief Financial Officer
                                                       (principal executive
                                                       officer and principal
                                                       financial and accounting
                                                       officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER/ACTING CHIEF FINANCIAL OFFICER

I, Craig A. Vanderburg, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Presidion
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of Directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that invoices management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Craig A. Vanderburg
------------------------
Craig A. Vanderburg
President and Chief Executive Officer/Acting Chief Financial Officer

                                  EXHIBIT INDEX


99.15 Certification by Chief Executive Officer / Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.