Form 10-Q
period 2003-06-30
PRESIDION CORP
filed 2003-08-14
CIK 1123130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 000-3149

Presidion Corporation
(Exact name of registrant as specified in its charter)

Florida	65-0832987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

755 W. Big Beaver, Suite 1700	48084
Troy, Michigan	(Zip Code)
(Address of principal executive offices)

(Registrant’s Telephone Number, Including Area Code): (248) 269-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2003, 96,766,439 shares of the Registrant’s common stock, $0.0000303 par value per share were outstanding.

PRESIDION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Presidion Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,888,732	$515,620
Accounts receivable, less allowance for doubtful accounts of $100,894 and $129,730, respectively	17,475,214	17,363,795
Notes receivable	954,327	944,443
Accounts receivable, affiliates	1,769,919	1,586,885
Deferred income taxes	1,295,000	1,295,000
Deferred financing costs	722,111	—
Deposits	15,796,188	14,034,098
Prepaid expenses and other current assets	1,956,264	1,282,625

Total current assets	41,857,755	37,022,466

Property and equipment, net of accumulated depreciation of $2,463,553 and $1,618,949 respectively	2,010,303	2,223,743

Restricted cash	120,000	120,000
Notes receivable, less current portion	1,102,275	1,116,006
Deferred income taxes	1,701,000	1,701,000
Deferred financing costs	302,709	—
Client contracts, net of accumulated amortization of $899,770 and $466,534, respectively	1,141,159	1,132,946
Goodwill	14,706,191	14,706,191
Other	38,340	—

Total assets	$62,979,732	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

Liabilities and stockholders' equity	(unaudited)
Current liabilities:
Bank line of credit	$3,650,000	$5,235,939
Drafts outstanding	5,483,473	4,837,537
Accounts payable	1,761,703	1,987,860
Accrued compensation and benefits	24,094,847	17,352,934
Accrued workers’ compensation premiums	2,479,193	1,951,644
Other accrued liabilities	3,687,737	1,751,085
Current portion of workers’ compensation reserve	1,623,105	5,539,903
Current portion of long-term debt	6,938,317	4,085,183

Total current liabilities	49,718,375	42,742,085

Long-term debt	2,628,019	4,496,326
Workers’ compensation reserve	5,518,833	6,265,083
Other liabilities	201,950	958,589

Total liabilities	58,067,177	54,462,083

Stockholders’ equity:
Preferred stock:
50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized, par value at $0.0000303 per share, 96,766,439 shares issued and outstanding	2,932	2,932
Additional paid-in capital	3,756,668	1,797,068
Retained earnings	152,955	760,269

Total stockholders’ equity	4,912,555	3,560,269

Total liabilities and stockholders’ equity	$62,979,732	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation

Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues (Gross billings of $202,069,051, $186,250,959, $387,784,747 and $365,333,078, respectively, less direct wage costs of $169,564,355, $156,775,061, $323,790,221 and $305,603,879, respectively)	$32,504,696	$29,475,898	$63,994,526	$59,729,199

Direct expenses:
Payroll taxes, benefits and workers’ compensation	24,423,361	23,364,270	47,461,445	46,848,979

Gross profit	8,081,335	6,111,628	16,533,081	12,880,220

Operating expenses:
Selling, general and administrative	6,646,254	5,044,032	13,443,814	11,390,347
Depreciation and amortization	452,865	305,134	1,009,938	579,462

Operating income	982,216	762,462	2,079,329	910,411

Interest income	17,428	15,290	34,672	16,502
Interest expense	(798,179)	(381,191)	(2,398,264)	(619,967)
Other	(70,062)	(68,716)	(63,428)	(71,471)

Income (loss) before provision for income taxes	131,403	327,845	(347,691)	235,475

Income tax expense	82,560	233,993	259,623	197,045

Net income (loss)	$48,843	$93,852	$(607,314)	$38,430

Basic and diluted income (loss) per share of common stock	$—	$—	$(0.01)	$—
Basic and diluted average number of common shares outstanding	96,766,439	96,766,439	96,766,439	96,766,439

See accompanying notes to consolidated financial statements.

Presidion Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30

	2003	2002

Cash flows from operating activities
Net income (loss)	$(607,314)	$38,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,009,938	579,462
Deferred income taxes	—	(75,000)
Loss on disposal of assets	1,102	28,167
Non-cash interest expense	1,259,879	—
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	(111,419)	(6,993,314)
Notes receivable	(20,615)	—
Deposits	(9,558,712)	(282,974)
Prepaid expenses and other	(673,640)	401,314
Accounts payable	(226,158)	(2,180,951)
Accrued compensation and benefits	6,741,910	5,407,097
Accrued other liabilities	1,180,013	134,318
Accrued workers’ compensation premiums	527,549	976,854
Workers’ compensation reserve	3,133,575	(827,000)

Net cash provided by (used in) operating activities	2,656,108	(2,793,597)

Cash flows from investing activities
Purchase of property and equipment	(365,867)	(264,874)
Advances and loans to related parties	(1,467,335)	(503,541)
Payments received on loans to related parties	1,284,302	1,493,758
Principal payments received on notes receivable	24,462	47,397
Purchase of Amfinity, less cash acquired	—	(393,411)
Proceeds on disposal of property and equipment	1,500	10,122
Payments on acquired client contracts	(441,449)	(64,641)
Other	(38,340)	—

Net cash provided by (used in) investing activities	(1,002,727)	324,810

Cash flows from financing activities
Payments on borrowings	(1,738,163)	(2,550,635)
Proceeds from borrowings	2,722,988	167,191
Payments on bank line of credit	(8,700,000)	(41,546,695)
Borrowings on bank line of credit	7,114,061	42,600,000
Deferred financing costs	(325,091)	—
Drafts outstanding	645,936	3,104,422
Issuance of preferred stock	—	1,000,000

Net cash provided by (used in) financing activities	(280,269)	2,774,283

Net increase in cash	1,373,112	305,496
Cash at beginning of period	515,620	192,317

Cash at end of period	$1,888,732	$497,813

Supplemental Disclosures:
Cash paid for interest	$910,382	$394,231
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements

PRESIDION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Nature of Business and Basis of Presentation

Except as the context otherwise indicates, the term the “Company” refers to Presidion Corporation and its subsidiaries.

On February 11, 2003, MediaBus Networks, Inc. (“MediaBus”) acquired 100% of the outstanding common stock of Presidion Solutions, Inc. for 84,749,980 shares of common stock of MediaBus, representing an 87.5% ownership interest in MediaBus. At the time of this transaction, Presidion Solutions, Inc. became a wholly owned subsidiary of MediaBus. Immediately prior to this transaction, MediaBus was a publicly traded development stage company with no business operations. Accordingly, this transaction has been accounted for as a reverse acquisition with Presidion Solutions, Inc. as the accounting acquirer. Historical stockholders’ equity of Presidion Solutions, Inc. (the accounting acquirer) prior to the merger has been retroactively restated for the equivalent number of shares received in the acquisition by the accounting acquirer after giving effect to any difference in par value of MediaBus and the acquirer’s common stock with an offset to additional paid in capital. Retained earnings of Presidion Solutions, Inc. were carried forward subsequent to the merger. Operations for all periods presented are those of Presidion Solutions, Inc. Earnings per share for periods prior to the merger were restated to reflect the recapitalization described above as if the number of equivalent shares received by MediaBus had been issued at the beginning of the earliest period presented. As MediaBus had no business operations prior to this transaction, pro forma financial information has not been presented in relation to this transaction. Presidion Solutions, Inc. was incorporated in the state of Florida in 2000 and is headquartered in Troy, Michigan.

Presidion Solutions, Inc. commenced business operations in May 2001.

On February 28, 2003 and May 15, 2003, respectively, MediaBus changed its name to Presidion Corporation and changed its year end to December 31 from June 30.

The Company operates as a professional employer organization (PEO) and, therefore, operates under one reportable segment in conformity with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company provides outsourced business services through a co-employment relationship on a service agreement basis. The Company provides services to approximately 2,700 businesses through approximately 32,500 worksite employees.

The Company has been in default of its existing debt agreements at certain times; its current line-of-credit agreement expired on May 31, 2003; its current debt service obligations are in excess of anticipated cash flows from operations; and the Company has a negative current ratio. Management has taken significant actions to date to ensure that the Company is able to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include the successful restructuring of certain debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations, the issuance of Secured Convertible Debentures with net proceeds to the Company of approximately $1,675,000 and the procurement of an extension of its line-of-credit agreement to August 31, 2003. See Note 6.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Interim Financial Information

In the opinion of the Company, the unaudited financial information presented reflects all adjustments (consisting primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 8-K/A, dated February 11, 2003, filed with the SEC.

3.   Revenue and Associated Cost Recognition

The Company’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the consolidated balance sheets in the amounts of $15,490,217 and $15,347,247, respectively, at June 30, 2003 and December 31, 2002. In addition, $14,863,619 and $14,727,668, respectively, of accrued payroll for the above mentioned employees are recognized as an accrued liability at June 30, 2003 and December 31, 2002.

4.   Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of a warrant and upon the assumed conversion of convertible debentures as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effects of common stock equivalents have not been included in diluted income (loss) per share for the three and six months ended June 30, 2003 as there would be no effect on the presentation for the three-month period and the effect would be anti-dilutive for the six-month period. Basic earnings per share amounted to less than $0.01 per share for the three months ended June 30, 2003. During the three and six months ended June 30, 2002, the Company had no common stock equivalents outstanding.

5.   Business Acquisition

Effective January 1, 2002, the Company acquired all of the outstanding common stock of Amfinity Business Solutions, Inc. (“Amfinity”) to expand its market position in the southeastern United States. The purchase price, which has been amended, consisted of $400,000 in cash paid at closing, 1,971,850 shares of the Company’s common stock valued at $1,037,860 issued on May 15, 2002 and a promissory note in the amount of $2,592,348 and additional consideration represented by a note payable in the amount of $610,725 issued on January 15, 2003.

The operating results of Amfinity have been included in the Company’s consolidated financial statements since January 1, 2002.

6.   Debt

On February 12, 2003, the Company issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000, due February 12, 2004, pursuant to which up to $2,000,000 of the common stock of the Company may be issued upon conversion of the debentures. The debentures are immediately convertible into shares of the Company’s common stock at a conversion price representing the lower of $0.34 or 85% of the average of the lowest three inter-day trading prices during the 20 trading days immediately preceding the applicable conversion date. A warrant to purchase 850,000 aggregate shares of the common stock of the Company at $1.08 per share was issued to a holder of these debentures. The warrant is immediately exercisable. The Company recognized interest expense in the aggregate amount of $921,743 with a corresponding amount reflected in additional paid-in capital in relation to the beneficial conversion feature and the fair value of the warrant associated with these debentures. The Company also incurred certain costs directly related to issuing the debentures in the amount of $325,091. These costs have been capitalized as deferred financing costs and are being accreted as additional interest expense over the term of the debentures. The accretion of this additional interest expense amounted to $81,273 and $121,910 for the three and six months ended June 30, 2003. The debentures are secured by a pledge of shares of the Company’s common stock held by three significant shareholders of the Company. The debentures shall become due and immediately payable upon the Company raising $4,000,000 or more through the sale of its equity securities. The Company at its option has the right to redeem, with 10 business days advance written notice, a portion of or all of the outstanding balance of the debentures. The redemption price shall be at 115% of the principal amount redeemed plus accrued interest. The Company has the right to redeem the debentures until February 11, 2004. The Company is currently in default in relation to the debentures for failure to timely file a registration statement with the United States Securities and Exchange Commission. The Company received a waiver through June 30, 2003.

The Company has a line of credit with a financial institution collateralized by all of its assets. The line allows the Company to draw an amount not to exceed $6,000,000 in aggregate principal at any one time. The outstanding balance on this line was $3,650,000 and $5,235,939 at June 30, 2003 and December 31, 2002, respectively. The Company had amounts available for borrowing associated with this arrangement totaling $676,178 on June 30, 2003. Borrowings are restricted by certain formula calculations. Interest is at the prime rate (ranging from 4.0% to 4.5% during the six months ended June 30, 2003) payable monthly, and the outstanding principal is due on demand. The Company pays a commitment fee on the unused portion of the line of credit which varies based on certain requirements in the line of credit agreement. This facility requires that the Company maintain compliance with certain restrictive financial covenants, which include limitations on capital expenditures and the declaration and payment of dividends. At December 31, 2002, the Company was not in compliance with certain of these covenants. On June 6, 2003, the financial institution waived these events of non-compliance and extended the maturity of the line of credit agreement to June 30, 2003. On June 30, 2003, this line of credit arrangement expired and was renewed until August 31, 2003.

During the first quarter of 2003, the Company entered into an agreement with the holder of a non-interest bearing note payable with an outstanding balance of $1,490,381 at June 30, 2003 whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to the Company upon payment of the note, the Company agreed to cancel the holder’s note receivable and transfer an automobile to the holder of the note.

On January 15, 2003 and April 28, 2003, the Company entered into agreements with the holder of a 10% promissory note in the amount of $3,672,663 at June 30, 2003, pertaining to the Amfinity acquisition, to extend the maturity of the note, release the pledge of the Company’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1,000,000 was paid in July 2003, and the remainder of the principal will be deposited in 24 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2005. The payments are secured by a letter of credit in an amount equal to the balance due on the note. In consideration for such extensions, the Company issued 1,971,850 shares of the Company’s common stock to the holder in January 2003 valued at $1,037,860. The value of this common stock has been recorded as a deferred financing cost to be accreted as additional interest expense over the term of the extension of this borrowing. This interest expense amounted to $129,733 and $216,221, respectively, during the three and six months ended June 30, 2003. In addition, if the Company does not prepay the outstanding amount associated with this note by December 31, 2003, the Company will be obligated to issue 3,000,000 shares of the Company’s common stock to the holder.

The Company entered into a revised agreement with the holder of a non-interest bearing note payable amounting to $1,898,876 at June 30, 2003. Pursuant to the terms of this agreement, the Company paid the holder $50,000 on February 17, 2003, $100,000 on February 24, 2003 and $1,600,000 shall be paid in $50,000 installments on various dates through December 8, 2003. In addition, effective March 31, 2003, the principal balance of the note payable was increased by $270,833. This additional principal amount is being paid by the Company without interest in 10 monthly installments of $27,083 beginning on March 17, 2003 and ending on December 15, 2003.

7.   Income Taxes

The effective tax rate for the three months ended June 30, 2003 was 62.8%, and 71.4% and 83.7%, respectively, for the three and six months ended June 30, 2002. These relatively high effective tax rates resulted from expenses recognized on the Company’s statement of operations not being deductible for tax purposes. Income tax expense in the amount of $259,623 was recognized for the 2003 six-month period despite a pre tax loss of $347,691 as a result of non-deductible interest expense in the amount of $921,743 recognized in the financial statements in relation to the fair value of a warrant and the beneficial conversion feature associated with convertible debentures issued in February 2003. See Note 6.

8.   Preferred Stock

The Company’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences and participation rights and does not have a stated dividend rate. The Company’s bylaws prohibit the payment of dividends in relation to this series of stock.

9.   Commitments and Contingencies

The Company and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

Workers’ Compensation

The Company is a participant in several large deductible workers’ compensation programs. The Company provides accruals for its portion of potential workers’ compensation claims based upon the historical claim experience of the Company’s operating units utilizing actuarial assumptions, including an estimated discount rate of 4%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of the amortization of the effect of discounting is included in workers’ compensation expense in the accompanying statements of operations. If actual workers’ compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts. A reconciliation of the changes in the Company’s accrued workers’ compensation account follows:

Balance, December 31, 2002, net of discount of $827,429	$11,804,986
Adjustments to previous estimates	—
Deposits transferred to extinguish claims liability	(7,796,622)
Additions to expense	5,190,487
Less: workers’ compensation payments	(2,056,913)

Balance, June 30, 2003, net of discount of $922,561	$7,141,938

The Company maintains cash deposits in relation to these programs. These deposits amounted to $13,039,000 and $10,412,000, at June 30, 2003 and December 31, 2002, respectively, and are reflected under the “Deposits” classification in the current assets section on the Company’s consolidated balance sheet.

On May 19, 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage for certain worksite employees. The agreement is effective for losses incurred from August 1, 2002 and covers the first dollar of exposure up to the stop-loss limit insured with the primary carrier. The Company has been legally released by the primary carrier from its payment obligation for the retrospective portion of this agreement. Accordingly, on May 19, 2003, the Company assigned approximately $7,800,000 in deposits to the reinsurer which reduced the Company’s current portion of workers’ compensation reserves by the same amount.

In 1997, the self-insured workers’ compensation fund, Associated Business Owners, Inc. (“ABO”) liquidated due to insolvency. A wholly owned subsidiary (“Subsidiary”) of the Company was a member of ABO at the time of its liquidation. The Florida Department of Insurance (“FDOI”) was appointed as the receiver for ABO. On May 8, 2001, the Subsidiary was notified under Florida law that all former members of ABO were responsible, on a pro-rata basis, for the outstanding workers’ compensation claims. A member’s share of the claims is generally based on workers’ compensation insurance premiums charged to it for each year while insured by ABO in comparison to the total premiums charged to all ABO members during that year. The Subsidiary was assessed approximately $1,583,000. Currently, no litigation has commenced between FDOI and the Subsidiary. Based on guidance from the Company’s counsel, industry experience and management’s best estimate of the ultimate liability, $800,000, was accrued as of the date of acquisition of the Subsidiary and remains in the non-current workers’ compensation reserve account on the Company’s balance sheet at June 30, 2003.

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

A wholly owned subsidiary (“Subsidiary”) of the Company is seeking a court order against an insurance carrier seeking payment of all health insurance claims for the period of October 1, 2001 through December 31, 2001. A Florida Circuit Court has entered an order that the insurance carrier’s attempt to cancel the Subsidiary’s health insurance policy for non-payment was invalid, and that the insurance carrier is liable for all claims covered by the policy. The insurance carrier is also being pursued by the Florida Department of Insurance which is overseeing the progress on the payment of the claims. A lawsuit was filed against the Subsidiary by certain former clients asserting that the Subsidiary is liable for properly filed health insurance claims that were not paid through December 31, 2001. Based on the advice of counsel, management believes that the outcome of this litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

Letters of Credit

On March 7, 2003, the Company entered into an irrevocable bank letter of credit arrangement aggregating $6,600,000 for the benefit of a workers’ compensation insurance carrier. The Company is required to pay an annual financing fee in the amount of 10% of the aggregate letter of credit arrangement. This arrangement is subject to renewal on an annual basis.

On October 22, 2002, the Company entered into a letter of credit arrangement whereby an unrelated third party guaranteed, on behalf of the Company, two 12 month irrevocable bank letters of credit aggregating $5,700,000 for the benefit of two workers’ compensation insurance carriers. The letters of credit are secured by personal guarantees of three significant shareholders of the Company and a pledge of shares of the Company’s common stock held by the above mentioned shareholders. In consideration for the guarantee, the Company was required to pay, to the third party, a 10% upfront fee and make 52 weekly payments of $9,865 beginning at inception of the agreement. The Company was also required to make 52 weekly payments of $109,615 into a non-interest bearing collateral account with the third party. At the conclusion of the 52 weeks, the letters of credit expire and the entire collateral balance reverts to the Company. The Company is amortizing the upfront fee over the 52- week life of the letters of credit and expensing the weekly payments when due as interest expense.

In April 2003, the Company returned $4,700,000 of the letters of credit to the issuer. No draws were made in relation to these letters of credit. Accordingly, at that date, the pledge of the Company’s common stock was released and the Company is no longer required to make deposits into the cash collateral account.

At June 30, 2003, and December 31, 2002, the Company had $7,600,000 and $5,700,000, respectively, in irrevocable letters of credit, and no draws against the aforementioned letters of credit were outstanding.

Employment Agreements

On February 12, 2003, the Company entered into employment agreements for five-year terms with its Chairman, President and Chief Executive Officer, and Executive Vice President and General Counsel (“Executives”) at annual salaries of $300,000, $300,000 and $250,000, respectively. Pursuant to these agreements, the Executives are eligible to participate in any incentive bonus plan developed for the Company’s key employees and shall be entitled to a monthly automobile allowance. The obligations specified in these agreements remain in full force and effect for the applicable remaining terms of the agreements upon cessation of the Executive’s employment unless the Executive is terminated for good cause or voluntarily terminates his employment without good cause.

Human Resources Outsourcing Service Agreement and Equity Agreement

On May 16, 2003, the Company entered into an agreement (“Outsourcing Agreement”) with a provider of human resources outsourcing services (“Provider”) to provide information technology services to the Company in areas which include finance and accounting and payroll, benefits and workers’ compensation administration. The term of the agreement is for five years from March 11, 2003, the effective date of the agreement.

The Company shall pay the Provider a monthly fee in an amount equal to $2.64 times the number of active employees in the applicable month. However, in no event shall the monthly fee be less than $30,000. The $2.64 rate per active employee is guaranteed for the first year of services to the Company under this agreement and is subject to increase in an amount not to exceed 5% per year. The Company is also responsible for the payment of all costs and expenses incurred by the Provider on behalf of the Company. The Company has paid implementation fees amounting to $21,120 in relation to this agreement.

Consulting Agreement

On June 1, 2003, the Company entered into a 12 month consulting agreement with an affiliate (“Consultant”) of the holders of the 6.5% Secured Convertible Debentures issued by the Company in February 2003. See Note 6. The Company shall pay the Consultant $10,000 per month plus applicable expenses during the term of this agreement for providing consulting services in relation to the Company’s efforts in obtaining debt or equity financing. If the Consultant originates a refinancing of the Company’s debt, new debt or equity subsequent to the execution of this agreement, the Consultant shall be paid a fee equal to 10% of the value of the transaction, or other terms as acceptable to the Consultant. The Company or the Consultant may terminate this agreement six months subsequent to June 1, 2003 by providing a 15 day written notice.

10.   Subsequent Events

On August 4, 2003, the Company entered into irrevocable bank letter of credit arrangements aggregating $7,000,000 for the benefit of two of the Company’s workers’ compensation insurance carriers. The Company is required to pay an annual financing fee in the amount of 5% of the aggregate letter of credit arrangements. These arrangements shall be deemed automatically extended without amendment for additional one year periods, unless 60 days prior to any expiration date, the bank shall notify the Company that it elects not to renew these letters of credit.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related footnotes. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company’s actual results, levels of activity, performance or achievements and those of the Company’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The Company undertakes no obligation to update the forward-looking statements in this filing.

Overview

The Company operates as a professional employer organization (“PEO”) and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. The Company provides services to approximately 2,700 clients through approximately 32,500 worksite employees primarily in the state of Florida. The Company’s services consist of the following:

•	Human resources administration;

•	Employer regulatory compliance management;

•	Employee benefits administration;

•	Risk management services and employer liability protection; and

•	Payroll and payroll tax administration.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates.

The following represents a summary of the Company’s critical accounting policies that require management’s most difficult and subjective judgments.

Revenue Recognition — The Company’s revenues represent service fees charged to its clients, pursuant to a client service agreement, less associated worksite employee wage costs. Revenue is recognized ratably over the periods in which the applicable employees perform services at client worksite locations. The service agreement provides for an initial one-year term, subject to cancellation upon 30 days’ notice by either the Company or the client. The service fees are based upon the gross payroll of each employee plus the estimated costs of employment related taxes, human resources and administrative services as well as insurance coverage and benefit plans. This structure results in a comprehensive service fee applied to each employee’s gross wage. Under the service agreement, the Company has the obligation to provide the benefits and services covered by the agreement as well as the obligation to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to the Company of the associated service fee.

The Company estimates a markup component included in its gross billings to clients based upon the above mentioned costs. Therefore, the Company’s ability to accurately estimate, control and manage its worksite employee wages and related direct costs has a significant impact on the Company’s operating results.

If the Company underestimates its direct costs, such as health benefits, workers’ compensation and payroll taxes, as reported for the three months ended June 30, 2003, in the range of 5% to 10%, in developing its gross billings, the Company’s operating income would decrease in the range of $1,221,168 to $2,442,336 resulting in operating income declining from $982,216 to an operating loss of $238,952 with a 5% decline and the occurrence of an operating loss of $1,460,120 with a 10% decline. If such costs, as reported for the six months ended June 30, 2003, are underestimated in the same range, the Company’s operating income would decrease in the range of $2,373,073 to $4,746,145 resulting in operating income declining from $2,079,329 to an operating loss amounting to $293,744 with a 5% decline and the occurrence of an operating loss of $2,668,816 with a 10% decline.

Health Insurance Costs — The Company provides health care insurance to its worksite and internal employees through several plans with three insurance carriers. The cost pertaining to some plans is fixed and determinable, while through others the Company retains some risk.

In the case of plans in which the Company retains risk, the Company makes claim payments as claims are incurred up to a predetermined claim liability. The insurance carrier is responsible for all amounts in excess of the predetermined claim liability. The Company estimates liabilities pertaining to these plans based on claims data provided by the insurance carrier and internal and external factors such as payment patterns, expected rates of increase in medical care costs and known specific occurrences. The Company establishes a liability for claims that have been reported but not paid, and claims that have been incurred but not reported at the end of each accounting period. The medical care cost trend, which is the rate of increase in health care costs, and the volatility in the number of claims incurred per period have the most significant impact on the Company’s health care expenses.

The Company charges its clients for the costs of its medical plans. However, the Company bears the risk for the amount of claims in excess of such charges.

Estimation and judgment is utilized in the process of determining health care liabilities as well as in factoring health care costs into the Company’s gross billings to clients.

The impact of unanticipated increases in health insurance costs in 10% increments, based upon the Company’s health insurance cost liability as of June 30, 2003, would result in an approximate $44,400 charge to income for each 10% increment.

Workers’ Compensation Costs — Workers’ compensation costs include premiums, administrative costs and expenses related to claims under the Company’s workers’ compensation programs. The Company is a participant in several large-deductible workers’ compensation programs. The Company has recognized expenses and the corresponding liabilities associated with these plans based upon the historical claim experience of the Company’s operating units utilizing actuarial assumptions and estimated discount rates to determine the present value of future payments to be made in conjunction with these programs.

Workers’ compensation claims can remain open for a significant number of years. As a result of the potential long life of these claims, the final costs to the Company associated with these programs are subject to a significant degree of judgment and estimation.

If the actual cost of claims incurred is higher than the amounts estimated by the Company, an adjustment to increase workers’ compensation expense and the associated liability would be required in the Company’s consolidated financial statements. The opposite impact would be recognized if the actual claims incurred are lower than anticipated. Such increase or decrease is recorded in the accounting period in which the change in workers’ compensation claims is recognized.

Due to the uncertainty in estimating workers’ compensation claims, adjustments to workers’ compensation costs could be significant resulting in a material impact on the Company’s results of operations, financial position and cash flows.

If the loss development factors pertaining to the establishment of the Company’s workers’ compensation liability at June 30, 2003 were to increase by 5% to 10%, the Company would recognize an additional charge to income of between $489,269 and $978,538, respectively. If the loss development factors were to decline by 5% to 10%, the Company would recognize an increase in operating income of between $489,269 and $978,538 based on the liability at June 30, 2003.

On May 19, 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of the Company’s workers’ compensation programs to limit some of this risk and uncertainty. See Note 9.

Goodwill — Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that no amortization be recognized in relation to goodwill. However, SFAS 142 requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. The evaluation of the Company’s reporting unit in relation to impairment testing requires significant judgments and estimation. Events or changes in business circumstances may indicate that the carrying value pertaining to goodwill may not be recoverable. As a result of such an indication, a significant charge may be required in the Company’s Statement of Operations.

If impairment pertaining to the Company’s reporting unit is indicated, the Company may be required to recognize an impairment charge of up to $14,706,191 with no corresponding tax benefit because the impairment charge would be non-deductible for tax return purposes, unless the reporting unit were abandoned or sold.

Property and Equipment — The Company’s property and equipment consist of furniture and fixtures, leasehold improvements and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable asset. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income in periods subsequent to such a determination. The Company is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

SFAS 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to the Company’s property and equipment, the Company may be required to recognize an impairment loss, which could have a significant adverse impact on the Company’s operating results.

If the average estimated useful lives of property and equipment were adjusted by just one year, depreciation expense would increase by approximately $200,000. If impairment were indicated in the range of 5% to 10%, the Company would recognize a charge to income in the approximate range of $100,000 and $200,000, respectively.

Deferred Tax Assets — The Company is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company’s consolidated balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. Although realization is not assured, management has presently estimated that it is more likely than not that all of the Company’s deferred tax assets will be realized as the Company has generated taxable income since inception. Therefore, the Company may receive refunds of previous taxes paid when such deferred tax assets are realized. The recognition of a valuation allowance could result in a significant increase in income tax expense. In addition, if the estimated current income taxes payable differs from amounts reflected on the Company’s tax returns, significant additional tax expense may be required to be recognized in the Company’s consolidated financial statements.

If evidence arises that the Company is unable to recover between 10% and 20% of its aggregate deferred tax assets over a pertinent period of time, the Company would be required to establish a valuation allowance offsetting the deferred tax assets resulting in additional income tax expense ranging from approximately $300,000 to $600,000.

Results of Operations

The Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenues — Revenues, representing gross billings less associated direct wage costs, increased $3,028,798, or 10.3%, to $ 32,504,696 in the second quarter of 2003 from $29,475,898 in the second quarter of 2002. Revenues increased $4,265,327, or 7.1%, to $63,994,526 during the six months ended June 30, 2003 from $59,729,199 during the corresponding period of 2002. These increases reflected higher business volume resulting from the acquisition of certain client contracts in June 2002. Increased revenues pertaining to these contracts amounted to $4,082,496 and $7,934,019, respectively, for the three and six-month periods of 2003. These increases were partially offset by declines in revenues of the Company’s existing business which reflected a change in client mix resulting in higher gross margins. This trend is a reflection of the Company’s decision to serve clients with a lower risk profile and to cease serving certain high risk clients. During the first six months of 2003, the Company terminated certain high risk clients which resulted in a negative impact on the Company’s revenue, however, that impact was partially offset by the addition of several clients during the 2003 six-month period that met the Company’s lower risk profile. The Company is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. The Company considers clients to represent a high risk if, based upon safety and historical factors, there is a high likelihood of a high frequency of on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. It is the opinion of the Company that the volatility pertaining to earnings associated with the costs of workers’ compensation insurance programs will be reduced as a result of not serving such high-risk clients. Volatility of workers’ compensation costs results when the number and severity of on-the-job accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

Gross Profit — Gross profit increased $1,969,707, or 32.2%, to $8,081,335 in the second quarter of 2003 from $6,111,628 in the second quarter of 2002. Gross margin increased to 24.9% in the 2003 quarter from 20.7% in the 2002 quarter, while gross margin increased to 25.8% in the 2003 six-month period from 21.6% in the corresponding period of 2002. Gross profit increased $3,652,861, or 28.4%, to $16,533,081 during the first six months of 2003 from $12,880,220 during the corresponding period of 2002. These increases reflected the increase in revenues of $3,028,798 and $4,265,327, respectively, for the three and six month periods of 2003 discussed above and lower proportionate direct expenses associated with the Company’s revenues. Direct expenses representing payroll taxes, employee benefits and workers’ compensation for the three months ended June 30, 2003 and 2002 equaled 75.1% and 79.3% of revenues, respectively, while these expenses equaled 74.2% and 78.4%, respectively, of revenues for the six months ended June 30, 2003 and 2002. The lower proportion of direct expenses for the 2003 periods resulted from declines in workers’ compensation expenses in the amounts of $1,108,416 and $1,222,296, respectively, for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. The declines in workers’ compensation expense resulted primarily from the Company’s decision to end serving certain high risk clients as discussed above under “Revenues.” In May 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of the Company’s workers’ compensation programs to limit the risk and uncertainty associated with the expenses pertaining to those programs.

Selling, General and Administrative — Selling, general and administrative expenses increased $1,602,222, or 31.8%, to $6,646,254 during the second quarter of 2003 from $5,044,032 during the second quarter of 2002. Selling, general and administrative expenses increased $2,053,467, or 18.0%, to $13,443,814 during the first six months of 2003 from $11,390,347 in the first six months of 2002. These increases resulted from professional fees primarily associated with the Company’s reverse merger, higher internal headcount requirements pertaining to the Company becoming a publicly traded company and expenses associated with the integration of two business acquisitions and an acquisition of client contracts which were consummated during

2001 and 2002, the effects of which were partially offset during the six-month period by a decline of $138,405 in relation to the Company’s accounts receivable doubtful account activities.

Depreciation and Amortization — Depreciation and amortization expenses increased $147,731, or 48.4%, to $452,865 in the second quarter of 2003 from $305,134 during the second quarter of 2002, while increasing by $430,476, or 74.3%, to $1,009,938 during the first six months of 2003 from $579,462 in the corresponding period of 2002. The quarterly increase reflected higher depreciation and amortization expenses of $58,060 and $89,671, respectively, and the six-month increase resulted from increased depreciation and amortization expenses of $107,658 and $322,818, respectively. The higher depreciation expense resulted from higher property and equipment balances during the 2003 periods. The increased amortization expense was attributable to certain client contracts acquired by the Company in June 2002.

Operating Income — Operating income increased $219,754, or 28.8%, to $982,216 in the second quarter of 2003 compared to $762,462 in the second quarter of 2002. Operating income increased $1,168,918 to $2,079,329 for the first six months of 2003 from $910,411 during the first six months of 2002. These increases resulted from the higher revenues and higher gross margins described above.

Other Income (Expense) — Other expense, net increased $416,196, or 95.8%, to $850,813 in the second quarter of 2003 from $434,617 during the second quarter of 2002. During the six months ended June 30, 2003, other expense, net increased $1,752,084 to $2,427,020 from $674,936 in the comparable period for 2002. The increase for the three months ended June 30, 2003 was attributable to increases of $416,988 and $1,346, respectively, in relation to interest expense and miscellaneous expense, the effect of which was slightly offset by an increase in interest income amounting to $2,138. The increase for the first six months of 2003 resulted from an increase in interest expense in the amount of $1,778,297, which was partially offset by an increase in interest income amounting to $18,170 as well as a decrease in miscellaneous expense of $8,043. The recognition of the fair values of the warrant and the beneficial conversion feature associated with convertible debentures issued by the Company in the first quarter of 2003 accounted for $921,743 of the increase in interest expense for the first six months of 2003. The remainder of the increases pertaining to interest expense amounting to $416,988 for the 2003 quarter and $856,554 for the first six months of 2003 are primarily associated with the amortization of direct financing costs pertaining to the debenture mentioned above, irrevocable letters of credit issued in October 2002 and March 2003 and fees pertaining to amendments to certain debt agreements.

Provision for Income Taxes — The effective tax rate for the quarter ended June 30, 2003 was 62.8% compared to 71.4% for the corresponding period of 2002, while the effective tax rate for the first six months of 2002 was 83.7%. The relatively high effective tax rates for the 2002 quarter and six-month period and the 2003 quarter were due to the fact that certain expenses recognized for financial statement purposes are not deductible for tax return purposes. Income tax expense in the amount of $259,623 was recognized for the 2003 six-month period despite a pre tax loss of $347,691. This resulted primarily due to non-deductible interest expense in the amount of $921,743 recognized in the financial statements in relation to the fair value of a warrant and the beneficial conversion feature associated with convertible debentures issued in February 2003. See Note 6.

Net Income (Loss) — Net income declined by $45,009, or 48.0%, to $48,843 in the second quarter of 2003 from $93,852 in the second quarter of 2002. The Company recognized a net loss amounting to $607,314 during the first six months of 2003 compared to the recognition of net income in the amount of $38,430 during the first six months of 2002. The decline in net income for the 2003 quarter resulted primarily from significantly higher interest expense discussed above. The net loss for the first six months of 2003 was attributable to the recognition of interest expense amounting to $921,743 pertaining to the fair value of a warrant and the beneficial conversion feature associated with a debenture issued in February 2003. This amount is also nondeductible for tax return purposes which resulted in the recognition of income tax expense amounting to $259,623 despite a pre tax loss for the first six months of 2003.

Liquidity and Capital Resources

During the first six months of 2003, the Company’s cash requirements were met through operations, borrowings from the Company’s credit facility and the issuance of 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000. The net proceeds associated with the debentures amounted to $1,675,000 which was utilized to reduce the outstanding balance on the Company’s bank line of credit. See Note 6.

Net cash provided by operating activities amounted to $2,656,108 for the six months ended June 30, 2003 compared to net cash used in operations of $2,793,597 during the corresponding period of 2002. The net cash provided during the 2003 period was primarily attributable to higher liability amounts associated with employee compensation and benefits as well as other general accruals the effects of which were partially offset by higher deposits amounts and a lower workers’ compensation reserve.

Net cash used in investing activities amounted to $1,002,727 for the six months ended June 30, 2003 compared to net cash provided by investing activities in the amount of $324,810 during the corresponding period of 2002. The 2003 period reflected an increase in advances to related parties in the amount of $963,794, and the Company’s expenditures for property and equipment increased during the 2003 period by $100,993 to $365,867 from $264,874. The Company also paid $441,449 for the acquisition of client contracts during the 2003 period in comparison to the payment of $64,641 during the 2002 period.

Net cash utilized in financing activities amounted to $280,269 for the six months ended June 30, 2003 compared to net cash provided of $2,774,283 during the corresponding period of 2002. During the 2003 period, there was a significantly lower amount of borrowing activity associated with bank drafts.

During the six months ended June 30, 2003, the Company had a line of credit, amounting to $6,000,000, which expired on June 30, 2003 and was subsequently extended through August 31, 2003. Borrowings pertaining to this line of credit are restricted by certain formula calculations. At June 30, 2003, outstanding borrowings pertaining to this credit facility amounted to $3,650,000 with amounts available for borrowing totaling $676,178. See Note 6.

The Company’s need for and the cost and access to funds are dependent, in the long-term, on the Company’s future operating results as well as conditions external to the Company. The Company will require additional financing in connection with its business. The Company may seek additional funds from time to time through private or public debt or equity offerings or by obtaining further bank borrowings or off-balance sheet financing. No assurance can be given that any additional financing will be available on terms satisfactory to the Company, or at all.

The Company has been in default of its existing debt agreements at certain times, its current debt service obligations are in excess of anticipated cash flows from operations and the Company has a negative current ratio. Management has taken significant actions to date to ensure that the Company is able to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include the successful restructuring of certain debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations and the issuance of Secured Convertible Debentures with net proceeds to the Company of approximately $1,675,000. In July 2003, the Company obtained an extension to August 31, 2003 in relation to its line of credit facility, which expired on June 30, 2003. The Company has reached an agreement in principle with the financial institution to renew this credit facility in the amount of $6,000,000 through May 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates in its cash and debt transactions. The Company does not hold derivative financial instruments for trading or speculative purposes.

The Company’s exposure related to adverse movements in interest rates is primarily derived from the variable rates associated with its line of credit facility. At June 30, 2003, the Company had $676,178 available for borrowing under this facility at the financial institution’s prime rate of interest. At June 30, 2003, borrowings outstanding pertaining to this facility aggregated $3,650,000 at an interest rate of 4%. Based upon the outstanding balance of this facility at June 30, 2003, an increase of 100% in the annual interest rate would cause a corresponding increase in interest expense of $146,000 on an annual basis. Therefore, future changes in interest rates could possibly have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Craig A. Vanderburg, the Company’s Chief Executive Officer/Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) as of June 30, 2003 and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls. The Company has made changes to strengthen its internal controls and procedures regarding certain non-routine process controls and financial statement close processes at certain entities that were acquired by the Company. The changes made to strengthen these controls and procedures were made to meet the requirements of being adequate to ensure that material information relating to the Company would be made known to the Chief Executive Officer/Chief Financial Officer by others within those entities in a timely manner.

PART II — OTHER INFORMATION

Item 2.   Changes In Securities and Use Of Proceeds

{c}	On February 11, 2003, John Burcham II, Craig Vanderburg, James E. Baiers and Amfinity Capital LLC acquired 35,476,341, 35,476,341 7,881,749, and 5,915,549 shares, respectively, of Common Stock, $0.0000303 par value of MediaBus Networks, Inc. (“MediaBus”) pursuant to a merger agreement dated February 11, 2003 between MediaBus and Presidion Solutions, Inc. The above mentioned shares are not registered under the Securities Act and were issued in exchange for all of the common stock of Presidion Solutions, Inc.

On February 28, 2003, MediaBus changed its name to Presidion Corporation.

On February 12, 2003, Mercator Momentum Fund, L.P. purchased $240,000 of face value of convertible debentures, Mercator Momentum Fund III, L.P. purchased $200,000 in face value of convertible debentures, and Mercator Focus Fund, L.P. purchased $1,560,000 in face value of convertible debentures. Other than the face amount, the terms of all of convertible debentures are identical. The convertible debentures mature on February 12, 2004. Presidion is required to pay monthly interest payments under the convertible debentures at a rate of 6.5% per annum. At its option, Mercator may elect to receive shares of the Company’s common stock instead of cash for the interest payments due under the convertible debentures. The number of shares received instead of cash for an interest payment is calculated by dividing the amount of the interest payment by the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. The debentures are convertible at any time at the option of Mercator. The debentures are convertible at a conversion price equal to the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. The convertible debentures are immediately due and payable if and when the Company raises $4,000,000 or more through the sale of equity securities. The Company has the right to redeem the convertible debentures during the first year the convertible debentures are outstanding by paying Mercator 115% of the outstanding principal at the time of redemption, plus accrued interest. In conjunction with the issuance of the convertible debentures on February 12, 2003, Mercator Momentum Fund, L.P. obtained warrants to purchase 850,000 shares at an exercise price of $1.08.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 ( the “1933 Act”), and Regulation D promulgated under the 1933 Act.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 15d-14(a) Certification of CEO/CFO

32.1	Section 1350 Certification of CEO/CFO

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003.

On June 24, 2003, the Registrant filed a Current Report on Form 8-K/A, dated February 11, 2003, which included acquired company financial statements of Presidion Solutions, Inc. pertaining to a merger agreement among the Registrant, John W. Burcham II, Craig A. Vanderburg, James E. Baiers, Presidion Acquisition Sub, Inc., a Florida corporation and wholly owned subsidiary of the Registrant, Presidion Solutions, Inc., a Florida corporation, and Kenneth O. Lipscomb.

On May 19, 2003, the Registrant filed a Current Report on Form 8-K, dated May 15, 2003, reporting a change in the registrant’s certifying accountant and a change in the Registrant’s year end date.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Presidion Corporation
(Registrant)

Date: August 14, 2003	/S/ Craig A. Vanderburg
Craig A. Vanderburg,
President and Chief Executive Officer/ Acting Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

31.1	Rule15d-14(a) Certification of CEO/CFO

32.1	Section 1350 Certification of CEO/CFO