Form 10-Q
period 2003-09-30
PRESIDION CORP
filed 2003-11-19
CIK 1123130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 000-3149

Presidion Corporation
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0832987 (I.R.S. Employer Identification No.)

755 W. Big Beaver, Suite 1700 Troy, Michigan (Address of principal executive offices)	48084 (Zip Code)

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

As of October 31, 2003, 96,766,439 shares of the Registrant’s common stock, $0.0000303 par value per share were outstanding.

PRESIDION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Presidion Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$258,578	$515,620
Accounts receivable, less allowance for doubtful accounts of $118,310 and $129,730, respectively	15,399,043	17,363,795
Notes receivable	943,596	944,443
Accounts receivable, affiliates	2,307,741	1,586,885
Deferred income taxes	1,295,000	1,295,000
Deferred financing costs	640,838	—
Deposits	8,443,603	14,034,098
Prepaid expenses and other current assets	2,276,862	1,282,625

Total current assets	31,565,261	37,022,466

Property and equipment, net of accumulated depreciation of $2,757,330 and $1,897,256 respectively	1,784,069	2,223,743

Restricted cash	120,000	120,000
Notes receivable, less current portion	1,102,275	1,116,006
Deferred income taxes	1,701,000	1,701,000
Deferred financing costs	172,977	—
Client contracts, net of accumulated amortization of $1,055,830 and $466,534, respectively	1,205,824	1,132,946
Deposit	90,000	—
Goodwill	14,706,191	14,706,191

Total assets	$52,447,597	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation

Consolidated Balance Sheets
(Continued)

	September 30,	December 31,
	2003	2002

Liabilities and stockholders’ equity	(unaudited)
Current liabilities:
Bank line of credit	$4,500,000	$5,235,939
Drafts outstanding	3,994,154	4,837,537
Accounts payable	1,286,873	1,987,860
Accrued compensation and benefits	17,880,782	17,352,934
Accrued workers’ compensation premiums	2,082,278	1,951,644
Other accrued liabilities	3,622,737	1,751,085
Current portion of workers’ compensation reserve	1,887,996	5,539,903
Current portion of long-term debt	5,018,078	4,085,183

Total current liabilities	40,272,898	42,742,085

Long-term debt	2,782,298	4,496,326
Workers’ compensation reserve	5,073,750	6,265,083
Other liabilities	195,616	958,589

Total liabilities	48,324,562	54,462,083

Stockholders’ equity:
Preferred Stock:
50,000,000 shares authorized 1,000 shares issued and outstanding	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized, par value at $0.0000303 per share, 96,766,439 shares issued and outstanding	2,932	2,932
Additional paid-in capital	3,756,668	1,797,068
Retained earnings (deficit)	(636,565)	760,269

Total stockholders’ equity	4,123,035	3,560,269

Total liabilities and stockholders’ equity	$52,447,597	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation

Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues (Gross billings of $188,586,080, $208,314,715, $576,370,827 and $573,647,793, respectively, less direct wage costs of $158,368,607, $175,002,606, $482,158,828 and $480,606,485, respectively)	$30,217,473	$33,312,109	$94,211,999	$93,041,308

Direct expenses:
Payroll taxes, benefits and workers’ compensation	22,715,514	25,661,721	70,176,959	72,510,700

Gross profit	7,501,959	7,650,388	24,035,040	20,530,608

Operating expenses:
Selling, general and administrative	6,901,790	6,797,526	20,345,604	18,187,873
Depreciation and amortization	450,801	448,155	1,460,739	1,027,617

Operating income	149,368	404,707	2,228,697	1,315,118

Interest income	5,264	7,457	39,936	23,959
Interest expense	(1,255,898)	(189,528)	(3,654,162)	(809,495)
Other	72,765	(31,812)	9,338	(103,283)

Income (loss) before provision for income taxes	(1,028,501)	190,824	(1,376,191)	426,299

Income tax expense (benefit)	(238,980)	159,682	20,643	356,727

Net income (loss)	$(789,521)	$31,142	$(1,396,834)	$69,572

Basic and diluted income (loss) per share of common stock	$—	$—	$(0.01)	$—

Basic and diluted average number of common shares outstanding	96,766,439	96,766,439	96,766,439	96,766,439

See accompanying notes to consolidated financial statements

Presidion Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities
Net income (loss)	$(1,396,834)	$69,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,460,739	1,027,617
Deferred income taxes	—	(565,000)
Loss on disposal of assets	2,602	28,167
Non-cash interest expense	1,470,880	—
Changes in operating assets and liabilities excluding effects of acquisition:
Accounts receivable	2,107,635	2,413,597
Notes receivable	(20,615)	—
Deposits	(2,209,504)	(3,503,848)
Prepaid expenses and other	(994,238)	245,518
Accounts payable	(700,988)	(1,297,741)
Accrued compensation and benefits	527,845	1,739,547
Accrued other liabilities	1,108,679	694,056
Accrued workers’ compensation premiums	130,634	2,589,661
Workers’ compensation reserve	2,956,760	(113,874)

Net cash provided by operating activities	4,443,595	3,327,272

Cash flows from investing activities
Purchase of property and equipment	(436,190)	(659,191)
Advances and loans to related parties	(2,233,765)	(1,774,644)
Payments received on loans to related parties	707,853	—
Principal payments received on notes receivable	35,193	52,551
Purchase of Amfinity, less cash acquired	—	(393,411)
Proceeds on disposal of property and equipment	1,820	10,122
Deposit	(90,000)	—

Net cash used in investing activities	(2,015,089)	(2,764,573)

Cash flows from financing activities
Payments on borrowings	(3,504,123)	(3,967,090)
Proceeds from borrowings	2,722,988	167,191
Payments on bank line of credit	(13,400,000)	(66,561,694)
Borrowings on bank line of credit	12,664,061	66,885,000
Deferred financing costs	(325,091)	—
Drafts outstanding	(843,383)	1,721,577
Issuance of preferred stock	—	1,000,000

Net cash used in financing activities	(2,685,548)	(755,016)

Net decrease in cash	(257,042)	(192,317)
Cash at beginning of period	515,620	192,317

Cash at end of period	$258,578	$—

Supplemental Disclosures:

Cash paid for interest	$934,423	$882,979
Cash paid for income taxes	$19,234	$—

See accompanying notes to consolidated financial statements

PRESIDION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Basis of Presentation

Except as the context otherwise indicates, the term the “Company” refers to Presidion Corporation and its subsidiaries.

On February 11, 2003, MediaBus Networks, Inc. (“MediaBus”) acquired 100% of the outstanding common stock of Presidion Solutions, Inc. for 84,749,980 shares of common stock of MediaBus, representing an 87.5% ownership interest in MediaBus. At the time of this transaction, Presidion Solutions, Inc. became a wholly owned subsidiary of MediaBus. Immediately prior to this transaction, MediaBus was a publicly traded development stage company with no business operations. Accordingly, this transaction has been accounted for as a reverse acquisition with Presidion Solutions, Inc. as the accounting acquirer. Historical stockholders’ equity of Presidion Solutions, Inc. (the accounting acquirer) prior to the merger has been retroactively restated for the equivalent number of shares received in the acquisition by the accounting acquirer after giving effect to any difference in par value of MediaBus and the acquirer’s common stock with an offset to additional paid in capital. Retained earnings of Presidion Solutions, Inc. were carried forward subsequent to the merger. Operations for all periods presented are those of Presidion Solutions, Inc. Earnings per share for periods prior to the merger were restated to reflect the recapitalization described above as if the number of equivalent shares received by MediaBus had been issued at the beginning of the earliest period presented. Pro forma information is not presented since this combination is considered a recapitalization and not a business combination. Presidion Solutions, Inc. was incorporated in the state of Florida in 2000 and is headquartered in Troy, Michigan.

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

The Company provides outsourced business services through a co-employment relationship on a service agreement basis. The Company provides services to approximately 2,600 businesses through approximately 33,800 worksite employees.

The Company is in default of certain debt agreements; its line of credit agreement initially expired on May 31, 2003; its current debt service obligations are in excess of anticipated cash flows from operations; and the Company has a negative current ratio. Management has taken significant actions to date to enable the Company to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include the successful restructuring of certain debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations and the issuance of Secured Convertible Debentures with net proceeds to the Company of approximately $1,675,000 and is in the process of obtaining waivers of existing events of default under its debt and line of credit agreements. Effective September 30, 2003, the Company’s line of credit agreement was extended through May 31, 2004.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

2. Interim Financial Information

In the opinion of the Company, the unaudited financial information presented reflects all adjustments (consisting primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 8-K/A, dated February 11, 2003, filed with the SEC.

3. Revenue and Associated Cost Recognition

The Company’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the consolidated balance sheets in the amounts of $14,576,879 and $15,347,247, respectively, at September 30, 2003 and December 31, 2002. In addition, $14,008,380 and $14,727,668, respectively, of accrued payroll for the above mentioned employees are recognized as an accrued liability at September 30, 2003 and December 31, 2002.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of a stock option and a warrant and upon the assumed conversion of convertible debentures as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effects of common stock equivalents have not been included in diluted loss per share for the three and nine months ended September 30, 2003 as the effect would be anti-dilutive. During the three and nine months ended September 30, 2002, the Company had no common stock equivalents outstanding.

5. Stock-Based Compensation

On September 8, 2003, the Company granted an option to a member of its Board of Directors for the purchase of 1,800,000 shares of the Company’s common stock at $0.31 per share, which was the quoted market price of the Company’s common stock at the date of grant. Effective October 1, 2003, 675,000 shares subject to the option are exercisable. On the first day of each calendar quarter, commencing with the calendar quarter beginning on January 1, 2004 and ending with the calendar quarter beginning on January 1, 2005, 225,000 shares subject to the option become exercisable. The option is subject to partial forfeiture and accelerated vesting under certain circumstances. The Company accounted for this option using the intrinsic value method in accordance with APB 25, “Accounting for Stock Issued to Employees” and its related interpretations. No stock-based compensation cost is reflected in net loss because the option granted has an exercise price equal to the market value of the underlying common stock at the date of grant. The Company uses the Black-Sholes option-pricing model to determine the pro-forma impact on the Company’s net income (loss) and net income (loss) per share under SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The model utilizes a risk-free interest rate of 4.25% and certain assumptions such as an expected life of the option of 2 years, expected volatility of 26.27% and expected dividend yield of 0%. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to this option:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
Net income (loss), as reported	$(789,521)	$31,142	$(1,396,834)	$69,572
Deduct: stock-based compensation expense determined under fair value-based method	38,610	—	38,610	—
Pro forma net income (loss)	$(828,131)	$31,142	$(1,435,444)	$69,572

Earnings (loss) per share:
Basic — as reported	$—	$—	$(0.01)	$—
Basic — pro forma	$—	$—	$(0.01)	$—

Diluted — as reported	$—	$—	$(0.01)	$—
Diluted — pro forma	$—	$—	$(0.01)	$—

6. Business Acquisition

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

7. Assumption of Contracts

On June 14, 2002, the Company acquired certain client contracts of a wholly owned subsidiary of a company owned by a shareholder of the Company (the “Affiliate”). The Company shall pay the Affiliate 1% of monthly gross payroll collected on the contracts acquired for a period of three years commencing October 1, 2002. The aggregate amount of these payments is presently estimated to be $2,700,000. As of September 30, 2003, the Company accrued $1,382,414, which is included as an offset within receivables from related parties in the accompanying consolidated balance sheet. Such amounts have been recorded as client contracts and are being amortized on a straight-line basis over five years from the date of acquisition. In addition to amounts offset against receivables with related parties, the Company has advanced approximately $900,000 to the Affiliate related to future payments on such assumed contracts which is included in accounts receivable, affiliates on the accompanying consolidated balance sheets.

8. Debt

On February 12, 2003, the Company issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000, due February 12, 2004, pursuant to which up to $2,000,000 of the common stock of the Company may be issued upon conversion of the debentures. The debentures are immediately convertible into shares of the Company’s common stock at a conversion price representing the lower of $0.34 or 85% of the average of the lowest three inter-day trading prices during the 20 trading days immediately preceding the applicable conversion date. A warrant to purchase 850,000 aggregate shares of the common stock of the Company at $1.08 per share was issued to a holder of these debentures. The warrant is immediately exercisable. The Company recognized interest expense in the aggregate amount of $921,743 with a corresponding amount reflected in additional paid-in capital in relation to the beneficial conversion feature and the fair value of the warrant associated with these debentures. The Company also incurred certain costs directly related to issuing the debentures in the amount of $325,091. These costs have been capitalized as deferred financing costs and are being accreted as additional interest expense over the term of the debentures. The accretion of this additional interest expense amounted to $81,272 and $203,183 for the three and nine months ended September 30, 2003. The debentures are secured by a pledge of shares of the Company’s common stock held by three significant shareholders of the Company. The debentures shall become due and immediately payable upon the Company raising $4,000,000 or more through the sale of its equity securities. The Company at its option has the right to redeem, with 10 business days advance written notice, a portion of or all of the outstanding balance of the debentures. The redemption price shall be at 115% of the principal amount redeemed plus accrued interest. The Company has the right to redeem the debentures until February 11, 2004. The Company was in default in relation to the debentures for failure to timely file a registration statement with the United States Securities and Exchange Commission. On November 13, 2003, the Company obtained a waiver of this event of default through January 31, 2004 in consideration for the Company issuing warrants to the holders of the debentures for the purchase of an aggregate 500,000 shares of the Company’s common stock at $1.08 per share. The warrants are immediately exercisable on the date of issuance.

The Company has a line of credit with a financial institution collateralized by all of its assets. The line allows the Company to draw an amount not to exceed $6,000,000 in aggregate principal at any one time. The outstanding balance on this line was $4,500,000 and $5,235,939 at September 30, 2003 and December 31, 2002, respectively. The Company had amounts available for borrowing associated with this arrangement totaling $77,474 on September 30, 2003. Borrowings are restricted by certain formula calculations. Interest is at the prime rate (ranging from 4.0% to 4.75 % during the nine months ended September 30, 2003) payable monthly, and the outstanding principal is due on demand. The Company pays a commitment fee on the unused portion of the line of credit which varies based on certain requirements in the line of credit agreement. This facility requires that the Company maintain compliance with certain restrictive financial covenants, which include limitations on capital expenditures and the declaration and payment of dividends. At December 31, 2002, the Company was not in compliance with certain of these covenants. On June 6, 2003, the financial institution waived these events of non-compliance and extended the maturity of the line of credit agreement to June 30, 2003. On June 30, 2003, this line of credit arrangement expired and was renewed until August 31, 2003. Effective September 30, 2003, the Company entered into an Amended and Restated Credit Agreement (“Amended Agreement”) with the financial institution extending the maturity of the line of credit to May 31, 2004. The Company is currently not in compliance with certain covenant, default and warranty provisions of the Amended Agreement. The Company is presently in negotiations with the financial institution in relation to waiving these events of default.

During the first quarter of 2003, the Company entered into an agreement with the holder of a non-interest bearing note payable with an outstanding balance of $1,226,204 at September 30, 2003 whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to the Company upon payment of the note, the Company agreed to cancel the holder’s note receivable and transfer an automobile to the holder of the note.

On January 15, 2003 and April 28, 2003, the Company entered into agreements with the holder of a 10% promissory note in the amount of $2,672,664 at September 30, 2003, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of the Company’s common stock and provide replacement collateral to the holder. See Note 6. Under these agreements, a principal payment of $1,000,000 was made in July 2003, and the remainder of the principal will be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. The payments are secured by a letter of credit in an amount equal to the balance due on the note. In consideration for such extensions, the Company issued 1,971,850 shares of the Company’s common stock to the holder in January 2003 valued at $1,037,860. The value of this common stock has been recorded as a deferred financing cost which is being accreted as additional interest expense over the term of the extension of this borrowing. This interest expense amounted to $129,733 and $345,953, respectively, during the three and nine months ended September 30, 2003. In addition, if the Company does not prepay the outstanding amount associated with this note by December 31, 2003, the Company will be obligated to issue 3,000,000 shares of the Company’s common stock to the holder.

The Company entered into a revised agreement with the holder of a non-interest bearing note payable amounting to $1,492,918 net of imputed interest of $48,746, at September 30, 2003. Pursuant to the terms of this agreement, the Company paid the holder $50,000 on February 17, 2003, $100,000 on February 24, 2003 and $1,600,000 shall be paid in $50,000 installments on various dates through December 8, 2003. In addition, effective March 31, 2003, the principal balance of the note payable was increased by $270,833. This additional principal amount is being paid by the Company without interest in 10 monthly installments of $27,083 beginning on March 17, 2003 and ending on December 15, 2003.

9. Income Taxes

The Company recognized income tax expense of $20,643 despite a pre tax loss of $1,376,191 during the nine months ended September 30, 2003 and the effective tax rate for both the three and nine months ended September 30, 2002 was 83.7%, while the effective income tax benefit rate was 23.2% for the three months ended September 30, 2003. The recognition of income tax expense in conjunction with a pre tax loss and the significant differences from the statutory tax rate resulted primarily from expenses recognized on the Company’s consolidated statements of operations not being deductible for tax purposes, primarily the interest expense associated with the beneficial conversion feature of the Company’s Secured Convertible Debentures and certain income and other tax penalties. At September 30, 2003, the Company has accrued approximately $660,000 related to such penalties. Should the Company be successful in abating such penalties, the applicable amounts would be recognized as income with no corresponding tax expenses as these penalties were not deducted for tax purposes.

10. Preferred Stock

The Company’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences and participation rights and does not have a stated dividend rate. The Company’s bylaws prohibit the payment of dividends in relation to this series of stock.

11. Commitments and Contingencies

The Company and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows.

Workers’ Compensation

The Company is a participant in several large deductible workers’ compensation programs. The Company provides accruals for its portion of potential workers’ compensation claims based upon the historical claim experience of the Company’s operating units utilizing actuarial assumptions, including an estimated discount rate of 4.0%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of such discounting is included in workers’ compensation expense in the accompanying statements of operations. If actual workers’ compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts in the period in which the adjustment is determined. A reconciliation of the changes in the Company’s accrued workers’ compensation accrual follows:

Balance, December 31, 2002, net of discount of $827,429	$11,804,986
Adjustments to previous estimates	103,972
Deposits transferred to extinguish claims liability	(7,796,622)
Additions to expense	5,907,810
Less: workers’ compensation payments	(3,058,400)

Balance, September 30, 2003, net of discount of $866,195	$6,961,746

The Company maintains cash deposits in relation to these programs. These deposits amounted to $5,755,000 and $10,412,000 at September 30, 2003 and December 31, 2002, respectively, and are reflected under the “Deposits” classification in the current assets section on the Company’s consolidated balance sheets.

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

In 1997, the self-insured workers’ compensation fund, Associated Business Owners, Inc. (“ABO”) liquidated due to insolvency. A wholly owned subsidiary (“Subsidiary”) of the Company was a member of ABO at the time of its liquidation. The Florida Department of Insurance (“FDOI”) was appointed as the receiver for ABO. On May 8, 2001, the Subsidiary was notified under Florida law that all former members of ABO were responsible, on a pro-rata basis, for the outstanding workers’ compensation claims. A member’s share of the claims is generally based on workers’ compensation insurance premiums charged to it for each year while insured by ABO in comparison to the total premiums charged to all ABO members during that year. The Subsidiary was assessed approximately $1,583,000. Currently, no litigation has commenced between FDOI and the Subsidiary. Based on guidance from the Company’s counsel, industry experience and management’s best estimate of the ultimate liability, $800,000, was accrued as of the date of acquisition of the Subsidiary and remains in the non-current workers’ compensation reserve account on the Company’s balance sheet at September 30, 2003.

Health Insurance

The Company provides health insurance to its worksite and internal employees through several plans. The cost of two plans is fixed and determinable while through the remaining plan, the Company retains some risk.

Effective October 1, 2003, the Company renewed its health insurance plans with three separate healthcare insurance carriers. One plan has fixed premiums based on the number of employees enrolled and coverages elected at the beginning of each month with a maximum additional cost above the fixed premiums based on actual claims costs during the policy period up to a predetermined amount. The Company has provided for the ultimate cost of this plan based on claims data provided by the insurance carrier. The remaining plans have fixed monthly premiums with no additional exposure to the Company.

A lawsuit was filed against a wholly owned subsidiary (“Subsidiary”) of the Company by certain former clients asserting that the Subsidiary is liable for properly filed health insurance claims that were not paid through December 31, 2001. Based on the advice of counsel, management believes that the outcome of this litigation will not have a material impact on the Company’s financial position, results of operations or cash flows.

Letters of Credit

The Company has $23,100,000 in irrevocable letters of credit outstanding. Such irrevocable letters of credit are for the benefit of the Company’s workers’ compensation and other insurance carriers. The irrevocable letters of credit expire at various dates through October 1, 2004 and may be extended under certain circumstances as defined in the agreements governing such irrevocable letters of credit. The Company pays fees to the issuers of the irrevocable letters of credit which totaled $512,501 and $1,048,229 for the three and nine months ended September 30, 2003 and is reflected in the accompanying statements of operations. At September 30, 2003, no draws against such irrevocable letters of credit were outstanding.

On April 9, 2003, the Company entered into an irrevocable bank letter of credit in the amount of $2,673,000 for the benefit of the holder of a 10% promissory note of the Company in the same amount. The Company is required to pay an annual financing fee of 10% of the amount of the letter of credit. This letter of credit shall be deemed automatically extended for additional one year periods, unless 60 days prior to any expiration date, the financial institution shall notify the Company that it elects not to renew this arrangement.

Employment Agreements

On February 12, 2003, the Company entered into employment agreements for five-year terms with its Chairman, President and Chief Executive Officer, and Executive Vice President and General Counsel (“Executives”) at annual salaries of $300,000, $300,000 and $250,000, respectively. Pursuant to these agreements, the Executives are eligible to participate in any incentive bonus plan developed for the Company’s key employees and shall be entitled to certain other executive perquisites. The obligations specified in these agreements remain in full force and effect for the applicable remaining terms of the agreements upon cessation of the Executive’s employment unless the Executive is terminated for good cause or voluntarily terminates his employment without good cause.

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

The Company shall pay the Provider a monthly fee in an amount equal to $2.64 times the number of active employees in the applicable month. However, in no event shall the monthly fee be less than $30,000. The $2.64 rate per active employee is guaranteed for the first year of services to the Company under this agreement and is subject to increase in an amount not to exceed 5% per year. The Company is also responsible for the payment of all costs and expenses incurred by the Provider on behalf of the Company. The Company has paid implementation fees amounting to $21,120 in relation to this agreement, which has been expensed on the Company’s Statement of Operations for the nine months ended September 30, 2003.

On May 16, 2003, the Company also entered into an equity agreement (“Equity Agreement”) with the Provider which provides that 75% of the gross monthly fees incurred during the period of May 17, 2003 through May 16, 2004 under the Outsourcing Agreement shall be applied to the acquisition of preferred stock of the Provider on May 16, 2004. The remaining 25% of the gross monthly fees shall be expensed as incurred. The equity percentage of the gross monthly fees declines to 10% for all applicable years subsequent to the first year of the agreement.

The Company has recognized $90,000 in the “Deposits” classification in the long-term assets section of the Company’s Balance Sheet at September 30, 2003 in relation to the portion of monthly gross fees being applied to the acquisition of preferred stock of the Provider on May 16, 2004. On that date, the Company shall reclassify the total amount then existing under the “Deposits” classification into a classification captioned “Investments” in the long-term assets section of the Company’s Balance Sheet.

The Company incurred expenses totaling $99,952 in the nine months ended September 30, 2003 in relation to the Outsourcing Agreement.

Consulting Agreement

On June 1, 2003, the Company entered into a 12 month consulting agreement with an affiliate (“Consultant”) of the holders of the 6.5% Secured Convertible Debentures issued by the Company in February 2003. See Note 8. The Company shall pay the Consultant $10,000 per month plus applicable expenses during the term of this agreement for providing consulting services in relation to the Company’s efforts in obtaining debt or equity financing. If the Consultant originates a refinancing of the Company’s debt, new debt or equity subsequent to the execution of this agreement, the Consultant shall be paid a fee equal to 10% of the value of the transaction, or other terms as acceptable to the Consultant. The Company or the Consultant may terminate this agreement six months subsequent to June 1, 2003 by providing a 15 day written notice. The Company recognized expense totaling $30,000 and $40,000 during the three and nine months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related footnotes. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company’s actual results, levels of activity, performance or achievements and those of the Company’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-

looking statements. The Company undertakes no obligation to update the forward-looking statements in this filing.

Overview

The Company operates as a professional employer organization (“PEO”) and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. The Company provides services to approximately 2,600 clients through approximately 33,800 worksite employees primarily in the state of Florida. The Company’s services consist of the following:

          -Human resources administration;

          -Employer regulatory compliance management;

          -Employee benefits administration;

          -Risk management services and employer liability protection; and

          -Payroll and payroll tax administration.

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

Revenue Recognition - The Company’s revenues represent service fees charged to its clients, pursuant to a client service agreement, less associated worksite employee wage costs. Revenue is recognized ratably over the periods in which the applicable employees perform services at client worksite locations. The service agreement provides for an initial one-year term, subject to cancellation upon 30 days’ notice by either the Company or the client. The service fees are based upon the gross payroll of each employee plus the estimated costs of employment related taxes, human resources and administrative services as well as insurance coverage and benefit plans. This structure results in a comprehensive service fee applied to each employee’s gross wage. Under the service agreement, the Company has the obligation to provide the benefits and services covered by the agreement as well as the obligation to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to the Company of the associated service fee.

The Company estimates a markup component included in its gross billings to clients based upon the above mentioned costs. Therefore, the Company’s ability to accurately estimate, control and manage its worksite employee wages and related direct costs has a significant impact on the Company’s operating results.

If the Company underestimated its direct costs, such as health benefits, workers’ compensation and payroll taxes, as reported for the three months ended September 30, 2003, in the range of 5% to 10%, in developing its gross billings, the Company’s operating income would decrease in the range of $1,135,776 to $2,271,551 resulting in operating income declining from $149,368 to an operating loss of $986,408 with a 5% decline and the occurrence of an operating loss of $2,122,183 with a 10% decline. If such costs, as reported for the nine months ended September 30, 2003, are underestimated in the same range, the Company’s operating income would decrease in the range of $3,508,848 to $7,017,696 resulting in operating income declining from $2,228,697 to an operating loss amounting to $1,280,151 with a 5% decline and the occurrence of an operating loss of $4,788,999 with a 10% decline.

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

The impact of unanticipated increases in health insurance expense in 10% increments, based upon the Company’s health insurance expense for the nine months ended September 30, 2003, would result in an approximate $816,626 charge to income for each 10% increment.

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

The impact of unanticipated increases in workers’ compensation expense in 5% to 10% increments, based upon the Company’s workers’ compensation expense for the nine months ended September 30, 2003, would result in an additional charge to income of between $300,000 and $600,000, respectively. The impact of unanticipated declines in workers’ compensation expense by 5% to 10% for the same period would result in an increase in operating income of between $300,000 and $600,000.

On May 19, 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of the Company’s workers’ compensation programs to limit some of this risk and uncertainty. See Note 11.

Goodwill - Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that no amortization be recognized in relation to goodwill. However, SFAS 142 requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. The evaluation of the

Company’s reporting unit in relation to impairment testing requires significant judgments and estimation. Events or changes in business circumstances may indicate that the carrying value pertaining to goodwill may not be recoverable. As a result of such an indication, a significant charge may be required in the Company’s Statement of Operations.

If impairment pertaining to the Company’s reporting unit is indicated, the Company may be required to recognize an impairment charge of up to $14,706,191 with no corresponding tax benefit because the impairment charge would be non-deductible for tax return purposes, unless the reporting unit were abandoned or sold.

Property and Equipment — The Company’s property and equipment consist of furniture and fixtures, leasehold improvements and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable asset on a straight-line basis. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income in periods subsequent to such a determination. The Company is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to the Company’s property and equipment, the Company may be required to recognize an impairment loss, which could have a significant adverse impact on the Company’s operating results.

If the average estimated useful lives of property and equipment were adjusted by just one year, depreciation expense would increase by approximately $320,000 for the nine months ended September 30, 2003. If impairment were indicated in the range of 5% to 10%, the Company would recognize a pre-tax charge to income in the approximate range of $89,000 and $178,000, respectively.

Taxes— The Company is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company’s consolidated balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. Although realization is not assured, management has presently estimated that it is more likely than not that all of the Company’s deferred tax assets will be realized. Therefore, the Company may receive refunds of previous taxes paid when such deferred tax assets are realized. The recognition of a valuation allowance could result in a significant increase in income tax expense.

If evidence arises that the Company is unable to recover between 10% and 20% of its aggregate deferred tax assets over a pertinent period of time, the Company would be required to establish a valuation allowance offsetting the deferred tax assets resulting in additional income tax expense ranging from approximately $300,000 to $600,000.

At September 30, 2003, the Company accrued an estimated $660,000 in relation to tax penalties. Should the Company be successful in abating such penalties, the applicable amounts would be recognized as income with no corresponding tax expense as these penalties were not deducted for tax purposes.

Results of Operations

The Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Revenues — Revenues, representing gross billings less associated direct wage costs, declined $3,094,636 or 9.3%, to $ 30,217,473 in the third quarter of 2003 from $33,312,109 in the third quarter of 2002. Revenues increased $1,170,691, or 1.3%, to $94,211,999 during the nine months ended September 30, 2003 from $93,041,308 during the corresponding period of 2002. The decrease for the 2003 quarter reflected lower business volume resulting primarily from the Company’s decision to cease serving high risk clients. The increase in revenues for the 2003 nine-month period resulted from the acquisition of certain client contracts in June 2002. Increased revenues pertaining to these contracts amounted to approximately $5,200,000 which was partially offset by declines in revenues totaling approximately $4,100,000 in relation to the Company’s other business activities which reflected a change in client mix resulting in higher gross margins. This trend is a reflection of the Company’s decision to serve clients with a lower risk profile and to cease serving certain high risk clients. During the first nine months of 2003, the Company terminated certain high risk clients which resulted in a negative impact on the Company’s revenue, however, that impact was partially offset by the addition of clients during the 2003 nine-month period that met the Company’s lower risk profile. The Company is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. The Company considers clients to represent a high risk if, based upon safety and historical factors, there is a high likelihood of a high frequency of on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. It is the opinion of the Company that the volatility pertaining to earnings associated with the costs of workers’ compensation insurance programs will be reduced as a result of not serving such high-risk clients. Volatility of workers’ compensation costs results when the number and severity of on-the-job accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

Gross Profit — Gross profit declined $148,429 or 1.9%, to $7,501,959 in the third quarter of 2003 from $7,650,388 in the third quarter of 2002. Gross margin increased to 24.8% in the 2003 quarter from 23.0% in the 2002 quarter. Gross profit increased $3,504,432 or 17.1%, to $24,035,040 during the first nine months of 2003 from $20,530,608 during the corresponding period of 2002. Gross margin increased to 25.5% in the 2003 nine-month period from 22.1% in the corresponding period of 2002. These increases primarily reflected lower proportionate direct expenses associated with the Company’s revenues. Direct expenses representing payroll taxes, employee benefits and workers’ compensation for the three months ended September 30, 2003 and 2002 equaled 75.2% and 77.0% of revenues, respectively, while these expenses equaled 74.5% and 77.9%, respectively, of revenues for the nine months ended September 30, 2003 and 2002. The lower proportion of direct expenses for the 2003 quarter resulted from declines in workers’ compensation expenses, payroll taxes and health insurance expenses in the amounts of $1,065,000, $1,655,389 and $225,817, respectively. The lower direct expenses for the nine months ended September 30, 2003 was due to lower workers’ compensation expenses and payroll taxes in the amounts of $2,287,297 and $633,732, respectively, which were partially offset by higher health insurance expense of $587,288. The declines in workers’ compensation expense resulted primarily from the Company’s decision to end serving certain high risk clients as discussed above under “Revenues.” In May 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of the Company’s workers’ compensation programs to limit the risk and uncertainty associated with the expenses pertaining to those programs. The declines in payroll taxes were a consequence of a lower number of worksite employees during the 2003 periods resulting from a lower volume of business. The lower health insurance expense for the 2003 quarter reflected fewer worksite employees in comparison to the corresponding quarter in 2002, while the higher expense for the nine months ended September 30, 2003 resulted from a higher medical cost rate. The decline in gross profit in the third quarter of 2003 was attributable to the lower business volume mentioned above.

Selling, General and Administrative — Selling, general and administrative expenses increased $104,264, or 1.5%, to $6,901,790 during the third quarter of 2003 from $6,797,526 during the third quarter of 2002. Selling, general and administrative expenses increased $2,157,731, or 11.9%, to $20,345,604 during the first nine months of 2003 from $18,187,873 in the comparable period of 2002. These increases resulted from professional fees primarily associated with the Company’s reverse merger, higher internal administrative headcount requirements pertaining to the Company becoming a publicly traded company and expenses associated with the integration of two business acquisitions and an acquisition of client contracts which were consummated during 2001 and 2002, the effects of which were partially offset during the three and nine month periods by declines of $112,599 and $251,004, respectively, in relation to the Company’s accounts receivable doubtful account activities.

Depreciation and Amortization — Depreciation and amortization expenses of $450,801 for the three months ended September 30, 2003 approximated depreciation and amortization expenses of $448,155 for the comparable period of 2002, while increasing by $433,122, or 42.1%, to $1,460,739 during the first nine months of 2003 from $1,027,617 during the first nine months of 2002. The increase reflected higher depreciation and amortization expenses of $132,436 and $300,686, respectively. The higher depreciation expense resulted from higher property and equipment balances during the first nine months of 2003. The increased amortization expense was attributable to certain client contracts acquired by the Company in June 2002.

Operating Income — Operating income declined by $255,339, or 63.1%, to $149,368 in the third quarter of 2003 compared to $404,707 in the third quarter of 2002. Operating income increased $913,579, or 69.5% to $2,228,697 for the first nine months of 2003 from $1,315,118 during the first nine months of 2002. The quarterly decline resulted from the above mentioned decline in gross profit and the increase in selling, general and administrative expenses. The increase for the first nine months of 2003 was primarily attributable to the higher gross profit mentioned above.

Other Income (Expense) — Other expense, net increased $963,986, to $1,177,869 in the third quarter of 2003 from $213,883 during the third quarter of 2002. During the nine months ended September 30, 2003, other expense, net increased $2,716,069 to $3,604,888 from $888,819 in the comparable period for 2002. The increase for the three months ended September 30, 2003 was attributable to increases of $1,066,370 in relation to interest expense, the effect of which was partially offset by an increase in miscellaneous income amounting to $104,577. The increase for the first nine months of 2003 resulted from an increase in interest expense in the amount of $2,844,667, which was partially offset by increases in interest income in the amount of $15,977 as well as the recognition of miscellaneous income of $9,338 compared to the recognition of miscellaneous expense of $103,283 during the nine months ended September 30, 2002. The recognition of the fair values of the warrant and the beneficial conversion feature associated with convertible debentures issued by the Company in the first quarter of 2003 accounted for $921,743 of the increase in interest expense for the first nine months of 2003. The remainder of the increases pertaining to interest expense amounting to $1,066,370 for the 2003 quarter and $1,922,924 for the first nine months of 2003 are primarily associated with the amortization of direct financing costs pertaining to the debenture mentioned above and irrevocable letters of credit, fees pertaining to amendments to certain debt agreements and interest costs associated with the Company’s line of credit.

Provision for Income Taxes — The Company recognized a tax benefit in the amount of $238,980 in relation to a pre tax loss of $1,028,501 (effective income tax benefit rate of 23.2%) for the third quarter of 2003 compared to the recognition of a tax provision amounting to $159,682 in relation to pre tax income of $190,824 during the corresponding period of 2002. The Company recognized income tax expense amounting to $20,643 despite a pre tax loss of $1,376,191 during the nine months ended September 30, 2003 in comparison to the recognition of income tax expense in the amount of $356,727 in relation to pre tax income of $426,299 during the comparable period of 2002. The effective tax rate for the three and nine months ended September 30, 2002 was 83.7%. The recognition of income tax expense for the first nine months of 2003, the relatively low effective income tax benefit rate for the 2003 quarter and the relatively high effective tax rate for the 2002 periods were due to the fact that certain expenses recognized for financial statement purposes are not deductible for tax return purposes, primarily the interest expense associated with the beneficial conversion feature of the Company’s Secured Convertible Debentures and certain income and other tax penalties. At September 30, 2003, the Company has accrued approximately $660,000 related to such penalties. Should the Company be successful in abating such penalties, the applicable amounts would be recognized as income with no corresponding tax expense as these penalties were not deducted for tax purposes.

Net Income (Loss) — During the three months ended September 30, 2003, the Company recognized a net loss of $789,521 compared to the recognition of net income in the amount of $31,142 during the comparable period of 2002. The Company recognized a net loss of $1,396,834 for the first nine months of 2003 in comparison to the recognition of net income amounting to $69,572 during the first nine months of 2002. The net loss pertaining to the 2003 periods resulted primarily from the recognition of significantly high interest charges described above.

Liquidity and Capital Resources

During the first nine months of 2003, the Company’s cash requirements were met through operations, borrowings from the Company’s credit facility and the issuance of 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000. The net proceeds associated with the debentures amounted to $1,675,000 which was utilized to reduce the outstanding balance on the Company’s bank line of credit. See Note 8.

Net cash provided by operating activities amounted to $4,443,595 for the nine months ended September 30, 2003 compared to net cash provided by operations of $3,327,272 during the corresponding period of 2002. The net cash provided during the 2003 period was primarily attributable to lower accounts receivable, trade balances, higher workers’ compensation reserve amounts and higher liability amounts associated with employee compensation and benefits as well as other general accruals the effects of which were partially offset by higher deposits, accounts payable and prepaid expense and miscellaneous asset balances. The lower receivable balance resulted primarily from the lower business volume mentioned above. The higher workers’ compensation reserve amounts and deposit amounts mentioned above exclude the effects of the deductible reimbursement reinsurance agreement the Company entered into in May 2003. See Note 11.

Net cash used in investing activities amounted to $2,015,089 for the nine months ended September 30, 2003 compared to net cash used in the amount of $2,764,573 during the corresponding period of 2002. The 2003 period reflected an increase in net advances to related parties in the amount of $1,525,912. The Company also paid $90,000 in relation to an equity agreement pertaining to a human resources outsourcing arrangement during the 2003 period. Capital expenditures amounted to $436,190 during the 2003 period compared to $659,191 in the 2002 period. See Note 11.

Net cash utilized in financing activities amounted to $2,685,548 for the nine months ended September 30, 2003 compared to net cash utilized of $755,016 during the corresponding period of 2002. During the 2003 period, there was a higher ratio of repayments to borrowings associated with the Company’s line of credit and bank draft arrangements. The Company also paid $325,091 in financing fees during the 2003 period.

During the nine months ended September 30, 2003, the Company had a line of credit, amounting to $6,000,000, which initially expired on May 31, 2003 and was extended through May 31, 2004 effective September 30, 2003. Borrowings pertaining to this line of credit are restricted by certain formula calculations. At September 30, 2003, outstanding borrowings pertaining to this credit facility amounted to $4,500,000 with amounts available for borrowing totaling $77,474. The Company is currently in violation of certain covenants in relation to this arrangement. The Company is presently in negotiations with the financial institution in relation to waiving these events of default. See Note 8.

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

The Company is in default of certain debt agreements; its line of credit agreement initially expired on May 31, 2003; its current debt service obligations are in excess of anticipated cash flows from operations and the Company has a negative current ratio. Management has taken significant actions to date to enable the Company to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include the successful restructuring of certain debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations and the issuance of Secured Convertible Debentures with net proceeds to the Company of approximately $1,675,000. Effective September 30, 2003, the Company’s line of credit agreement was extended through May 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates in its cash and debt transactions. The Company does not hold derivative financial instruments for trading or speculative purposes.

The Company’s exposure related to adverse movements in interest rates is primarily derived from the variable rates associated with its line of credit facility. At September 30, 2003, the Company had $77,474 available for borrowing under this facility at the financial institution’s prime rate of interest. At September 30, 2003, borrowings outstanding pertaining to this facility aggregated $4,500,000 at an interest rate of 4.0%. Based upon the outstanding balance of this facility at September 30, 2003, an increase of 100% in the annual interest rate would cause a corresponding increase in interest expense of $180,000 on an annual basis. Therefore, future changes in interest rates could possibly have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Craig A. Vanderburg, the Company’s Chief Executive Officer/Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) as of September 30, 2003 and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls. No changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

On September 8, 2003 and October 6, 2003, the Company appointed Anthony Danon and Richard R. Widgren, respectively, to its Board of Directors. Mr. Danon and Mr. Widgren will serve as members of the Company’s Board of Directors pursuant to these appointments until the Company’s next annual meeting of shareholders or until their successors are duly elected and qualified.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 15d-14(a) Certification of CEO/CFO

32.1	Section 1350 Certification of CEO/CFO

(b)	The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Presidion Corporation (Registrant)

Date: November 19, 2003	/S/ Craig A. Vanderburg

Craig A. Vanderburg, President and Chief Executive Officer/Acting Chief Financial Officer (principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

31.1	Rule15d-14(a) Certification of CEO/CFO

32.1	Section 1350 Certification of CEO/CFO