Form 10-K
period 2003-12-31
PRESIDION CORP
filed 2004-05-18
CIK 1123130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-3149

PRESIDION CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0832987
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

755 W. Big Beaver, Suite 1700
Troy, Michigan 48084
(Address of principal executive offices, including zip code)
(248) 269-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.0000303

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No . ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on April 28, 2004 was approximately $3,004,115 (based upon the closing price of the common stock on the Over the Counter Bulletin Board on such date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons have been deemed to be affiliates for this purpose. This determination of affiliate status is only applicable to this purpose.

As of April 28, 2004, the number of outstanding shares of the Registrant’s Common Stock, $0.0000303 par value per share, was 96,766,439 shares.

PART I

Item 1. Business.

Merger with MediaBus Networks, Inc.

On February 11, 2003, MediaBus Networks, Inc. (“MediaBus”) acquired 100% of the outstanding common stock of Presidion Solutions, Inc., (“PSI”) by the issuance of 84,749,980 shares of common stock of MediaBus to the shareholders of PSI, representing an 87.5% ownership interest in MediaBus. At the time of this transaction, Presidion Solutions, Inc. became a wholly owned subsidiary of MediaBus. Immediately prior to this transaction, MediaBus was a publicly traded development stage company with no business operations. Accordingly, this transaction has been accounted for as a reverse acquisition with Presidion Solutions, Inc. as the accounting acquiror. On February 28, 2003 and on May 15, 2003, respectively, MediaBus changed its name to Presidion Corporation and changed its year end to December 31 from June 30.

Business Operations

Presidion Solutions, Inc.

Presidion Corporation (“Presidion”) is the parent company of PSI, a wholly-owned subsidiary. PSI was established as a holding company in July 2000. PSI was incorporated in 2000 under the name Affinity Business Services, Inc. (Affinity), in the state of Florida, and is located in Troy, Michigan. On February 28, 2002, Affinity changed its name to Presidion Solutions, Inc. Presidion, through PSI, operates as a professional employer organization (“PEO”) and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. Presidion provides services to approximately 2,400 clients through approximately 32,000 of the client’s employees primarily in the southeastern United States.

Operating as a PEO, Presidion allows its clients to outsource their human resource responsibilities. Presidion offers a broad range of services, including human resource administration, employer regulatory compliance management, employee benefits administration, risk management services and employer liability protection and payroll administration. Presidion provides these services by becoming the legal employer of its clients’ employees (“worksite employees”). While Presidion becomes the legal employer for most purposes, the clients remain a co-employer and have operational control of their businesses. As the legal employer of its clients’ employees, Presidion is able to take advantage of certain economies of scale relating to employment services and to pass those benefits on to our clients and worksite employees. As a result, the clients are able to obtain, at an economical cost, services and expertise similar to those provided by the human resource departments of large companies.

We believe that Presidion’s services provide substantial benefits to both its clients and their worksite employees. The objective of these services is to assist business owners by:

•	permitting the managers of the client to concentrate on the client’s core business as a result of the reduced time and effort they are required to spend dealing with complex human resource, legal and regulatory compliance issues and employee administration;

•	managing escalating costs associated with unemployment, workers’ compensation, health insurance coverage, worksite safety programs and employee-related litigation;

•	providing better access to broader, more affordable benefits, enhanced benefit portability, improved worksite safety and employment stability; and

•	providing comprehensive and integrated human resource management services to our small and medium size business clients in a highly efficient manner. Based upon the experience of the management of Presidion, our belief is that once the management of a business becomes familiar with the benefits of working with a PEO, they rarely choose to revert back to providing human resource management services on their own.

PSI was founded as a holding company to effect a consolidation in the highly fragmented, fast-growing and scale-intensive PEO industry. PSI has made two significant acquisitions and has assumed certain existing client contracts resulting in the Company serving approximately 2,400 clients with 32,000 worksite employees. PSI was founded by Craig A. Vanderburg, Presidion’s President and Chief Executive Officer, John W. Burcham II, Presidion’s Chairman, and James E. Baiers, Presidion’s Executive Vice President and General Counsel.

Upon the establishment of PSI, the founders sought to acquire a platform company that could integrate add-on PEO’s and maximize the economies of scale and synergies that are characteristic of the industry. In May 2001, PSI bought the Sunshine Companies (“Sunshine”), a PEO provider in Florida. Sunshine provided a complete PEO service offering, critical mass, a potential for profitable growth and a presence in the Florida market.

On January 1, 2002, PSI made its first add-on acquisition of a PEO by purchasing Amfinity Business Solutions, Inc. (“Amfinity”) Amfinity was the result of the merger of Amfinity with Paradyme Human Resources, Inc., two Florida-based PEO’s, in July 2001. In addition to strengthening PSI’s presence in Florida, Amfinity provided PSI with an advanced online service management system. This system is intended to strengthen PSI’s marketing capabilities, reduce costs and improve customer service.

In addition, on June 14, 2002, PSI acquired certain client service contracts (from a company affiliated with Presidion through common ownership) that had been serviced by the Fidelity United Group of PEO’s, which is based primarily in Southeastern Florida.

Financial Information About Segments

Presidion operates as a PEO and operates under one reportable segment in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Products and Services

Presidion provides professional employer services through five core activities:

•	Human resource administration;

•	Employer regulatory compliance management;

•	Employee benefits administration;

•	Risk management services and employer liability protection; and

•	Payroll and payroll tax administration.

Human Resource Administration. Presidion, as an employer, provides its clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, Presidion’s human resource department handles sensitive and complicated employment issues such as employee discipline, termination and sexual harassment, as well as wage and salary planning and analysis. Presidion provides a comprehensive employee handbook, which includes customized, site-specific materials concerning each worksite, to all worksite employees. Also, Presidion maintains extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations. The objective of this extensive record keeping is to substantially reduce legal actions arising from a lack of proper documentation.

Regulatory Compliance Management. Presidion, under its Client Services Agreement, assumes responsibility for complying with many employment-related regulatory requirements. As an employer, Presidion must comply with numerous federal and state laws, including certain tax, workers’ compensation, unemployment, immigration, civil rights, and wage and hour laws, which include:

•	The Americans with Disabilities Act of 1990;

•	The Family and Medical Leave Act;

•	Laws administered by the Equal Employment Opportunity Commission; and

•	Employee benefits laws such as ERISA and COBRA.

Presidion also assists its clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which Presidion does not assume liability and responsibility. For example, while Presidion provides significant safety training and risk management services to its clients, Presidion does not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

Employee Benefits Administration. Presidion offers a broad range of employee benefit programs to its worksite employees. Presidion administers such benefit programs, thereby reducing the administrative responsibilities of its clients for maintaining complex and tax-qualified employee benefit plans. By combining its multiple worksite employees, Presidion is able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, Presidion is able to offer its worksite employees benefit programs that are comparable to those offered by large corporations. In fact, some programs offered by Presidion would not otherwise be available to the worksite employees of many clients if such clients were the sole employers. Eligible worksite and corporate staff employees are entitled to participate in Presidion’s employee benefit programs without discrimination. Such programs include life insurance coverage as well as a cafeteria plan that offers a choice of different health plans and dental, vision and prescription card coverage. In addition, Presidion permits, in specific cases, employees to participate in its 401(k) retirement plan and its dependent care assistance program. Presidion maintains a defined contribution plan covering certain of its internal employees as well as its worksite employees for a number of client companies. Presidion may, at its discretion, contribute on behalf of each participating client, varying amounts based on client company elections. In addition, Presidion may at its discretion, contribute amounts on behalf of its internal employees. Presidion made internal matching contributions of approximately $63,000 during the year ended December 31, 2003. Presidion made no contributions to these plans during 2002 and 2001.

Presidion believes that by offering its worksite employees a broad range of large corporation style benefit plans and programs, it is able to reduce worksite employee turnover, which results in cost savings for itself and its clients. Presidion performs regulatory compliance and plan administration in accordance with state and federal benefit laws.

Risk Management Services and Employer Liability Protection. Presidion’s risk management of the worksite includes policies and procedures designed with the objective of proactively preventing and controlling costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, Presidion controls benefit plan costs by attempting to prevent fraud and abuse by closely monitoring claims. Other risk management programs include processing workers’ compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The objectives of such risk management efforts include reducing Presidion’s liability exposure and increasing the value of its services to its clients.

Presidion also maintains insurance for employment practices risks, including liability for employment discrimination and wrongful termination. Presidion aims to achieve a higher level of client satisfaction by being insured for such risks. The objective of this insurance coverage is to reduce Presidion’s liability exposure and, consequently, the potential volatility of its operating results because it is not required to rely exclusively on contractual indemnification from its clients. Moreover, Presidion’s contract with its clients provides for indemnification of Presidion for all issues in which the client has operated outside of Presidion’s advice. Presidion believes that this arrangement is better received by clients that are seeking to reduce their employment liability exposures and also aids in preventing Presidion from becoming involved in adversarial situations with its clients by eliminating the need for seeking such indemnification.

Payroll and Payroll Tax Administration. Presidion provides its clients with comprehensive payroll and payroll tax administration, which substantially eliminates client responsibility for payroll and payroll taxes beyond verification of payroll information. Unlike traditional payroll service providers, which do not act as employers, Presidion, as the employer, assumes liability and responsibility for the payroll and payroll taxes of its worksite employees and for the obligations of its client to make federal and state unemployment and workers’ compensation filings, child support levies and garnishments, and new hire reports. Presidion receives all payroll information and then calculates, processes and records all such information. Afterward, Presidion either issues payroll checks or directly deposits the net pay of worksite employees into their bank accounts. Presidion delivers all payroll checks either to the on-site supervisor of the worksite or directly to the worksite employees.

Other Services. Presidion has been working on expanding its PEO service offerings to leverage the strength of its customer relationships and to develop additional revenue streams. For instance, Presidion is using its experience with insurance companies and benefit providers to negotiate favorable terms on products such as mortgages, car insurance and credit cards, that it will offer to the employees of its clients. For these products, Presidion offers advantageous discounts and a convenient method of payment — automatic payroll deduction. During 2003, Presidion began offering clients the flexibility of payroll ATM cards and also began offering personal concierge services to its client company employees.

Pricing of Services. Presidion bills its clients on each payroll date for:

•	the gross salaries and wages, related employment taxes and employee benefits of its worksite employees;

•	human resource administrative services;

•	workers’ compensation and unemployment service fees; and

•	an administrative fee.

Presidion’s administrative fee for each client is computed based on the particular mix of services to be provided, the estimated costs of delivery, and a targeted profit margin. Accordingly, the administrative fee income will fluctuate based on the volume and amount of gross salaries and wages of worksite employees, as well as the mix of client fee arrangements and terms.

Clients

At December 31, 2003, Presidion served approximately 2,400 clients and approximately 32,000 worksite employees resulting in an average of approximately thirteen worksite employees per client. These customers typically employ fewer than 50 people that earn between $20,000 — $30,000 annually. No single client accounted for more than 2% of Presidion’s revenues for the year ended December 31, 2003.

Presidion’s client base is broadly distributed throughout a wide variety of industries. Approximately 80% of its customers are in the light industrial service, hospitality or distribution sectors while the remaining 20% are in retail or professional services.

Presidion and its customers enter into a Client Service Agreement that details both parties’ employer-related obligations. While Presidion becomes the legal employer for most purposes, the client remains in operational control of its business. In most arrangements, Presidion also becomes the employer of record for its clients’ supervisory and management staffs. The client, however, maintains on-site supervision of the worksite employees, including such key roles as hiring, termination, promotions and setting salary levels. The standard terms for the Client Service Agreements are one year with automatic renewals thereafter. The agreements include an automatic and immediate termination provision for the benefit of Presidion in cases where a customer fails to make a payment.

The Client Service Agreement establishes a three-party relationship among Presidion, the client and the worksite employees. The agreement provides for an initial one year term, subject to cancellation on 30 days’ notice by either Presidion or the client, and sets forth the service fee payable to Presidion. Such service fee is based on the gross payroll of each worksite employee plus the estimated costs of employment related taxes, providing human resource services, performing administrative functions, providing insurance coverage and benefit plans and other services offered by Presidion. This structure yields a comprehensive service fee percentage to be applied to each worksite employee’s gross pay. These fees are invoiced along with each periodic payroll. Pursuant to the Client Service Agreement, Presidion has the obligation to pay all direct costs associated with its worksite employees enumerated in that agreement, regardless of whether the client company makes timely payment to Presidion for the associated service fee. The most significant direct cost associated with each Client Service Agreement is the salaries and wages of worksite employees.

Client attrition has typically been attributable to the following factors:

•	competitive pricing of services;

•	sale or acquisition of the client;

•	termination by Presidion resulting from either the client’s inability to make timely payments or risks increasing beyond the parameters acceptable to Presidion’s underwriting criteria; and,

•	client business failure or downsizing.

Presidion believes that the risk of a client terminating its relationship decreases substantially after the client has been associated with Presidion for over one year because of the client’s increased appreciation of Presidion’s value-added services and because of the difficulties associated with a client resuming the burdens of being the sole employer.

Presidion, while managing its risk portfolio, is continually assessing its client base and is focused on retaining clients that remain profitable. Presidion considers clients to represent a high risk if, based upon safety and historical factors, there is a significant likelihood of on-the-job accidents pertaining to worksite employees, and such accidents have a high likelihood of being severe, resulting in significant workers’ compensation risks.

Sales and Marketing

Presidion markets its services directly to prospective clients identified by referrals and by a direct sales force. The background of Presidion’s sales executives includes experience in industries such as payroll services, insurance, temporary staffing, public accounting and business management. Each of its sales executives enters into an employment agreement with Presidion, which establishes a performance-based compensation program that includes a base amount and sales commissions. Presidion’s sales materials emphasize its broad range of services and the resulting benefits to clients and worksite employees.

Sales leads result in initial presentations to prospective clients. Presidion’s sales executives gather information about the prospective client and its employees. This includes job classification, workers’ compensation and health insurance claims history, salary and the desired level of employee benefits. Presidion performs a risk management analysis of each prospective client, which involves a review of such factors as the client’s credit history, financial strength, as well as workers’ compensation, health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Presidion believes that its stringent underwriting procedures greatly reduce its efforts in controlling costs and liability exposure, and are intended as an aid in achieving a high rate of client retention.

Management Information Systems

A key aspect of Presidion’s strategy is to leverage the technological platform purchased through the acquisition of Amfinity to enhance operational efficiencies, add customer value and improve Presidion’s service delivery system. This platform, Lawson Software, is a widely used accounting platform throughout many industries.

Presidion has tailored the Lawson system to create a sophisticated and targeted PEO service delivery platform. This system allows Presidion’s clients to manage their payroll data over the internet and enables them to store and retrieve information regarding all aspects of their businesses, including:

•	human resource administration;

•	regulatory compliance management;

•	employee benefits administration;

•	risk management services; and,

•	payroll tax administration.

A key tenet of Presidion’s future growth strategy is to benefit from the incremental savings and improve customer service by providing all of Presidion’s clients internet access to Lawson. Presidion believes that this system has the capability of being upgraded and expanded to meet Presidion’s needs for the foreseeable future.

Industry

The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small-to-medium-sized employers in procuring workers’ compensation insurance coverage on a cost-effective basis and in operating in an increasingly complex legal and regulatory environment.

While various service providers such as payroll processing firms, benefits consultants, safety consultants and temporary services firms were available to assist these businesses with specific tasks, PEO’s began to emerge as providers of a more comprehensive range of services relating to the employer/employee relationship. As initially conceived, these services involved the concept of staff leasing, whereby a service provider would become an employer of the client company’s employees and would lease these worksite employees to the client to perform their intended functions at the worksite. As the industry has evolved, the term “professional employer organization” has come to describe an entity that enters into a three-party relationship, including the PEO, the client business and the worksite employee.

PEO arrangements generally transfer broad aspects of the employer/employee relationship to the PEO. Because the business of the PEO is to enter into these relationships and provide employee related services involving a large number of employees, the PEO can achieve economies of scale as a professional employer and perform the employment related functions at a level typically available only to large corporations with substantial resources to devote to human resources management.

According to the U.S. Small Business Administration, there are more than 6 million businesses in the United States with fewer than 500 employees. Collectively, these businesses employ an estimated 52 million employees and represent $1.2 trillion in aggregate annual payroll. The National Association of Professional Employer Organizations (“NAPEO”) estimates that the PEO industry co-employs fewer than 3 million worksite employees. Therefore, approximately 49 million, or 94%, of these small business employees are currently not affiliated with the PEO industry, leaving substantial room for further market penetration.

The growth of the PEO industry has been driven primarily by:

•	increasing recognition and acceptance of PEO’s by federal and state governmental authorities;

•	the need to provide competitive health care and retirement benefits in a cost-effective and convenient manner;

•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation;

•	employment-related governmental regulations and the costs of compliance growing more complex; and,

•	trends relating to the growth and productivity of the small to medium-sized business community in the U.S., resulting from outsourcing, which allows a focus on core competencies.

Competition

Most PEO’s serve a single market or region. Presidion considers its primary competition to be the traditional in-house provider of employee services. In addition, Presidion competes, on a very limited basis, with fee-for-service providers such as payroll processors and human resource consultants.

The key competitive factors in the PEO industry are breadth and quality of employee benefits, in addition to administrative services delivered, price, financial stability, credibility and integrity of the PEO in managing the client’s payroll, tax and insurance functions. Presidion faces competition from other PEO’s and from firms that provide limited component services, such as payroll processing, temporary employment services, contract staffing companies and the insurance industry as a whole.

While direct competition for Presidion’s services is significant, management believes that the primary selling obstacle in the market is generally the low level of familiarity that small and medium size businesses have with the employee outsourcing concept. This tends to make the selling task an educational process and lengthens the selling cycle. Management believes, however, that this is indicative of a significant market opportunity.

Within its markets, Presidion faces competition from such large competitors as: Administaff, Gevity HR, ADP Total-Source, Paychex and EPIX, all of which have significantly greater resources than Presidion.

Federal And State Regulation

Numerous federal and state laws relating to labor, tax and employment matters affect Presidion’s operations. By entering into a co-employer relationship with employees who are assigned to work at client company locations, Presidion assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under these laws is not uniform.

Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among PEO’s, client companies and worksite employees. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. While Presidion cannot predict with certainty the nature or direction of the development of federal, state and local regulations, NAPEO is continuing to pursue a proactive strategy of educating administrative authorities as to the advantages of PEO’s and achieving regulations that appropriately accommodates their legitimate business function.

Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO, such as Presidion, and its clients and worksite employees. The terms “employee leasing,” “staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements entered into by Presidion, its clients and worksite employees.

As an employer, Presidion is subject to federal statutes and regulations governing its employer-employee relationships. Presidion believes that its operations are in compliance in material respects with applicable federal statutes and regulations, except for certain payroll tax issues discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PEO’s are subject to extensive state regulations that include operating, fiscal, licensing and certification requirements. Regulatory requirements vary from state to state, and as Presidion enters new states it will face new regulatory and licensing environments. While many states do not explicitly regulate PEO’s, as of December 2003, 22 states have passed laws that have licensing or registration requirements for PEO’s and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEO’s. State regulation assists in screening insufficiently capitalized PEO operations and, in Presidion’s view, has the effect of legitimizing the PEO industry generally by resolving interpretive issues concerning employee status for specific purposes under applicable state law. In addition to holding a license in Florida, South Carolina and Texas, Presidion has been registered or certified in Illinois and Georgia. Whether or not a state has licensing, registration or certification requirements, Presidion faces a number of other state and local regulations that could impact its operations. Presidion does not view the burdens of complying with the above-mentioned regulations as having a material effect on its business operations.

As employer of record, Presidion assumes responsibility for employer payroll tax requirements. Complying with these requirements entails properly computing the obligations for both the employer portion and worksite employee portion, withholding the worksite employee portion, remitting payments to the appropriate agencies, and maintaining appropriate records. A third party administrator manages testing and compliance for Presidion’s qualified retirement savings plan.

Employees

As of December 31, 2003, Presidion employed approximately 275 internal and 32,000 worksite employees.

Item 2. Properties.

Facilities

Presidion’s administrative and corporate staff are housed in approximately 45,000 square feet of leased office space in Sebring, Palm Beach Gardens and Miami, Florida and Columbia, South Carolina. In addition, PSI leases seven sales offices located in Florida and Georgia. Senior management is located in Troy, Michigan in 11,175 square feet of leased office space. Management believes that these facilities are adequate for Presidion’s activities as currently conducted.

Item 3. Legal Proceedings.

On December 30, 2003, Accessity Corp. filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against MediaBus Networks, Inc. n/k/a Presidion Corporation; Mercator Group, LLC; Mercator Advisory Group, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III; Mercator Focus Fund, LP; Taurus Global, LLC; John W. Burcham, II; Craig A. Vanderburg and James E. Baiers (“Defendants”). The complaint alleges interference with a contractual relationship and prospective business relationship between Presidion Solutions, Inc., a wholly owned subsidiary of Presidion Corporation, and Accessity Corp. Accessity is demanding judgment in its favor against the Defendants in amounts to be determined in binding arbitration. Management believes that the outcome of this litigation will not have a material impact on Presidion’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of Presidion’s security holders during Presidion’s fourth quarter ended December 31, 2003. On March 5, 2004, a majority of the shareholders of Presidion voted through written consents to establish “blank check” preferred stock, authorizing Presidion’s board of directors to establish the designations, preferences, limitations and relative rights of Presidion’s 50,000,000 shares of Preferred Stock.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Presidion’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “PSDI”. The following table sets forth for the periods indicated, the high and low bid prices of a share of common stock during the period of February 12, 2003 through December 31, 2003. On February 12, 2003, Presidion Solutions, Inc. was the accounting acquiror in a reverse merger between MediaBus Networks, Inc. n/k/a Presidion Corporation and Presidion Solutions, Inc. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily reflect actual transactions.

	High Bid	Low Bid
February 11, 2003 through March 31, 2003	$1.33	$0.60
April 1, 2003 through June 30, 2003	0.87	0.25
July 1, 2003 through September 30, 2003	0.88	0.31
October 1, 2003 through December 31, 2003	0.59	0.25

On April 28, 2004, the closing price per share pertaining to Presidion’s common stock was $0.25.

Presidion is presently authorized to issue 400,000,000 shares of Common Stock, $0.0000303 par value.

As of April 28, 2004, there were 35 holders of record of Presidion’s common stock, and there were 96,766,439 shares of common stock issued and outstanding. Management believes that there are a large number of holders maintaining accounts at various brokerage firms.

Presidion has never paid any dividends on its capital stock. Presidion currently expects that it will retain future earnings for use in its operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on the earnings and financial position of Presidion at that time and such other factors as Presidion’s Board of Directors deem relevant.

A summary of common stock authorized for issuance under equity compensation plans follows:

Number of securities
	to be issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	remaining available
Plan categories	warrants & rights	warrants & rights	for future issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,800,000	$0.31	—

Total	1,800,000	$0.31	—

Recent Sales of Unregistered Securities

Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and Mercator Focus Fund, L.P., (collectively Mercator”) purchased convertible debentures from Presidion in the total face amount of $2,000,000. Presidion and PSI issued the convertible debentures jointly and severally. Specifically, Mercator Momentum Fund, L.P. purchased $240,000 of face value of the convertible debentures, Mercator Momentum Fund III, L.P. purchased $200,000 in face value of the convertible debentures, and Mercator Focus Fund, L.P. purchased $1,560,000 in face value of the convertible debentures. Other than the face amount, the terms of all of the convertible debentures are identical. The convertible debentures mature on February 12, 2004. Presidion is required to pay monthly interest payments under the convertible debentures at a rate of 6.5% per annum, accruing daily on the basis of a 360-day year. At its option, Mercator may elect to receive shares of Presidion’s common stock instead of cash for the interest payments due under the convertible debenture. The number of shares received instead of cash for an interest payment is calculated by dividing the amount of the interest payment by the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. The debentures are convertible at any time at the option of Mercator. The debentures are convertible at a conversion price equal to the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. Upon the occurrence and continuation of an event of default, as set forth in the convertible debentures, Mercator may, at its option, elect to accelerate the due date for all outstanding principal. If Presidion is unable to pay this accelerated amount, plus all accrued interest, in cash, Mercator may request payment in the form of shares of common stock. If the event of default remains uncured for thirty (30) days, the percentage used in the formula for determining the conversion price from the convertible debentures shall be reduced from 85% to 75% until the event of default is cured. Additionally, the conversion price for the convertible debentures may be adjusted for certain stock dividends, stock splits or stock distributions, and other capitalization. Mercator may not convert the debentures or receive shares of common stock as payment for interest to the extent that such conversion or receipt of shares would result in Mercator, or its affiliates, beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock.

The convertible debentures are immediately due and payable if and when Presidion raises $4,000,000 or more through the sale of equity securities. Presidion has the right to redeem the convertible debentures during the first year the convertible debentures are outstanding by paying Mercator 115% of the outstanding principal at the time of redemption, plus accrued interest. Presidion’s obligations under the convertible debentures are secured by pledge agreements executed by John W. Burcham II, Craig A. Vanderburg and James E. Baiers who are officers and directors of Presidion. Presidion does not have any agreements with Mercator regarding the distribution of common stock received upon conversion of the debentures, although Mercator may promptly sell any stock received upon conversion under the convertible debentures. The debentures are currently in default. Presidion has received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004.

Mercator Momentum Fund, L.P. also received warrants to purchase 850,000 shares of common stock at a purchase price of the greater of $1.00 or the market price of the common stock as of the closing date of the Securities Purchase Agreement dated February 12, 2003. Based on the market price on February 12, 2003, as determined pursuant to the terms of the warrant, the purchase price of the shares of the common stock under the warrants is $1.08.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The historical results presented are not necessarily indicative of the results of operations to be expected for future periods.

Consolidated Statement of Operations Data:

	Years ended December 31,
	2003 (1)	2002 (2)(3)	2001
Revenues	$125,205,806	$123,712,345	$65,719,434
Direct expenses	95,571,093	94,962,354	50,623,348

Gross profit	$29,634,713	$28,749,991	$15,096,086
Operating income (loss)	$(1,380,735)	$1,938,009	$1,889,143
Net income (loss)	$(6,033,907)	$107,257	$653,012
Basic earnings (loss) per common share outstanding	$(0.06)	—	$0.01
Diluted earnings (loss) per common share	$(0.06)	—	$0.01
Basic weighted average number of common shares outstanding	96,690,806	93,508,835	90,850,889
Diluted weighted average number of common shares outstanding	96,690,806	93,508,835	90,850,889

Consolidated Balance Sheet Data:

	As of December 31,
	2003	2002	2001
Total assets	$54,085,591	$58,022,352	$35,042,803
Total long-term debt	5,137,510	8,581,509	10,450,885
Total stockholders’ equity (deficit)	(514,035)	3,560,269	1,453,012

(1)	On February 11, 2003, MediaBus Networks, Inc. and Presidion Solutions, Inc. entered into a reverse acquisition transaction pursuant to which Presidion Solutions, Inc. became the accounting acquiror. Therefore, the financial information presented for the years ended December 31, 2003, 2002 and the period of May 3, 2001 through December 31, 2001 is that of the accounting acquiror, Presidion Solutions, Inc.

(2)	Reflects the acquisition of Amfinity Business Solutions, Inc., which has been included in our results since January 1, 2002.

(3)	On January 1, 2002, Presidion adopted the SFAS No. 142, Goodwill and Other Intangible Assets, pursuant to which Presidion recognized no goodwill amortization expense during 2003 and 2002 compared to the recognition of goodwill amortization expense amounting to $655,351 during the period May 3, 2001 through December 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Presidion’s financial condition and results of operations should be read in conjunction with Presidion’s audited consolidated financial statements and related footnotes. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Presidion’s actual results, levels of activity, performance or achievements and those of Presidion’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Presidion undertakes no obligation to update the forward-looking statements in this filing.

Overview

Presidion operates as a PEO and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. Presidion provides services to approximately 2,400 clients through approximately 32,000 worksite employees primarily in the state of Florida. Presidion’s services consist of the following:

•	Human resources administration;

•	Employer regulatory compliance management;

•	Employee benefits administration;

•	Risk management services and employer liability protection; and

•	Payroll and payroll tax administration.

Critical Accounting Policies and Estimates

Presidion’s discussion and analysis of its financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Presidion to make estimates and judgments that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Presidion bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates.

The following represents a summary of Presidion’s critical accounting policies that require management’s most difficult and subjective judgments.

Revenue Recognition. Presidion’s revenues represent service fees charged to its clients, pursuant to a client service agreement, less associated worksite employee wage costs. Revenue is recognized ratably over the periods in which the applicable worksite employees perform services at client worksite locations. The service agreement provides for an initial one-year term, subject to cancellation upon 30 days’ notice by either Presidion or the client. The service fees are based upon the gross payroll of each worksite employee plus the estimated costs of employment related taxes, human resources and administrative services as well as insurance coverage and benefit plans. This structure results in a comprehensive service fee applied to each worksite employee’s gross wage. Under the service agreement, Presidion has the obligation to provide the benefits and services covered by the agreement, as well as the obligation to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to Presidion of the associated service fee.

Presidion estimates a markup component included in its gross billings to clients based upon the above mentioned costs. Therefore, Presidion’s ability to accurately estimate, control and manage its worksite employee wages and related direct costs has a significant impact on Presidion’s operating results.

If Presidion underestimates its direct costs in developing its gross billings for the year ended December 31, 2003 by 5% to 10%, its operating loss would increase in the approximate range of $4.8 million to $9.6 million.

Health Insurance Costs. Presidion provides health care insurance to its worksite and internal employees through several plans. The cost pertaining to some plans is fixed and determinable, while Presidion retains some risk through others.

In the case of plans in which Presidion retains risk, Presidion makes claim payments as claims are incurred up to a predetermined claim liability. The insurance carrier is responsible for all amounts in excess of the predetermined claim liability. Presidion estimates liabilities pertaining to these plans based on claims data provided by the insurance carrier and internal and external factors such as payment patterns, expected rates of increase in medical care costs and known specific occurrences. Presidion establishes a liability for claims that have been reported but not paid, and claims that have been incurred but not reported at the end of each accounting period. The medical care cost trend, which is the rate of increase in health care costs, and the volatility in the number of claims incurred per period have the most significant impact on Presidion’s health care expenses.

Presidion charges its clients for the costs of its medical plans. However, Presidion bears the risk for the amount of claims in excess of such charges.

Presidion uses estimates and judgment in the process of determining health care liabilities and in factoring health care costs into Presidion’s gross billings to clients.

The impact of unanticipated increases in health insurance expense of 10% of the 2003 expense, would result in an increase to expense of approximately $1.2 million.

Workers’ Compensation Costs. Workers’ compensation costs include premiums, administrative costs and expenses related to claims under Presidion’s workers’ compensation programs. Presidion is a participant in several large-deductible workers’ compensation programs. Presidion has recognized expenses and the corresponding liabilities associated with these plans based upon the historical claim experience of Presidion’s operating units utilizing actuarial assumptions and estimated discount rates to determine the present value of future payments to be made in conjunction with these programs.

Workers’ compensation claims can remain open for a significant number of years. As a result of the potential long life of these claims, the final costs to Presidion associated with these programs are subject to a significant degree of judgment and estimation.

Due to the uncertainty in estimating workers’ compensation claims, adjustments to workers’ compensation costs could be significant and may result in a material impact on Presidion’s results of operations, financial position and cash flows. The impact of unanticipated increases in workers’ compensation expense in 5% to 10% increments, based upon Presidion’s workers’ compensation expense for the year ended December 31, 2003, would result in an increase to expense of approximately $1.4 million (5%) to $2.8 million (10%).

To limit some of this risk and uncertainty, Presidion entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of Presidion’s workers’ compensation programs. This agreement is dated May 19, 2003. See Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Goodwill. SFAS No. 142, Goodwill and Other Intangible Assets requires that no amortization be recognized in relation to goodwill. However, SFAS No. 142 requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. The evaluation of Presidion’s reporting unit in relation to impairment testing requires significant judgment and estimation. Events or changes in business circumstances may indicate that the carrying value pertaining to goodwill might not be recoverable. As a result of such an indication, a significant charge may be required in Presidion’s Statement of Operations.

If impairment pertaining to Presidion’s reporting unit is indicated, Presidion may be required to recognize an impairment charge of up to $14.7 million, with no corresponding tax benefit because the impairment charge would be non-deductible for tax return purposes. There would be no income tax return effect unless the reporting unit were abandoned or sold.

Property and Equipment. Presidion’s property and equipment consist of furniture and fixtures, leasehold improvements, vehicles and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable asset on a straight-line basis. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income or increasing net loss in periods subsequent to such a determination. Presidion is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to Presidion’s property and equipment, Presidion may be required to recognize an impairment loss, which could have a significant adverse impact on Presidion’s operating results.

If the average estimated useful lives of property and equipment were adjusted by just one year, depreciation expense would increase by approximately $0.5 million on an annual basis. If impairment were indicated in the range of 5% to 10%, Presidion would recognize a charge to income in the approximate range of $83,062 and $166,125, respectively.

Taxes. Presidion is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which Presidion operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in Presidion’s audited consolidated balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. A valuation allowance has been established in the amount of $1.5 million, which pertains to general business tax credits recognized by Presidion. The amount of the deferred tax assets considered realizable, however, could be reduced in the future. The recognition of a valuation allowance in relation to Presidion’s deferred tax assets could result in a significant increase in income tax expense.

At December 31, 2003, Presidion accrued an estimated $2.4 million in relation to tax penalties associated with late payments of payroll taxes representing approximately 2% of annual tax liabilities to the Company, which remain in arrears. Should Presidion be successful in abating such penalties, the applicable amounts would be recognized as income with no corresponding tax expense as these penalties were not deducted for tax purposes.

Results Of Operations

The Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

Revenues. Revenues, representing gross billings less associated direct wage costs, increased approximately $1.5 million (1.2%), to $125.2 million during 2003 from $123.7 million in 2002. This increase reflected a full year of business activity in relation to certain contracts acquired in June 2002. Revenues pertaining to these contracts increased in 2003 over 2002. This increase was partially offset by a decline in revenues of Presidion’s other businesses, which reflected a change in client mix resulting in higher gross margins. This trend is a reflection of Presidion’s decision to serve clients with a lower risk profile and to cease serving certain high-risk clients. During 2003, Presidion terminated certain high-risk clients, which resulted in a negative impact on Presidion’s revenue. However, this impact was partially offset by the addition of clients throughout 2003. Presidion is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. Presidion considers clients to represent a high risk if, based upon safety and historical factors, there is a great likelihood of frequent of on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. Presidion’s management believes that the volatility of earnings associated with the costs of workers’ compensation insurance programs will decrease as a result of not serving such high-risk clients. Volatility pertaining to workers’ compensation costs results when the number and severity of such accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

Gross Profit. Gross profit increased to $29.6 million in 2003 from $28.7 million in 2002, or approximately $0.9 million (3.1%). Gross margin increased to 23.7% during 2003 from 23.2% in 2002. This increase was a result of the above-mentioned additional revenue, which was partially offset by an increase in direct expenses of approximately $0.6 million. Health insurance and payroll tax expenses increased approximately $1.5 million and $1.3 million, respectively, and partially offset a decline of approximately $2.2 million for workers’ compensation expense. The decline in workers’ compensation expense resulted primarily from Presidion’s decision to end serving certain high-risk clients as discussed above under “Revenues.” In May 2003, Presidion entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage pertaining to certain of Presidion’s workers’ compensation programs to limit the risk and uncertainty associated with the expenses pertaining to those programs. The increase in payroll taxes was a consequence of the recognition of approximately $2.4 million of tax penalties during 2003 in comparison to the recognition of $150,000 of penalties during 2002. This increase is associated with late payments of payroll taxes representing approximately 2% of annual tax liabilities to Presidion, which remain in arrears. The higher expense associated with health insurance for 2003 resulted primarily from a higher medical cost rate.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $2.8 million, or 11.1%, to $28.2 million in 2003 from $25.4 million during 2002. This increase resulted from professional fees primarily associated with Presidion’s reverse merger and public offering. As a result of the integration of two business acquisitions that were completed during 2001 and 2002, Presidion increased internal headcount in 2003 and the costs associated with headcount.

Depreciation and Amortization. Depreciation and amortization expense for 2003 of $1.9 million was approximately $0.5 million higher than for 2002. Depreciation expense accounted for approximately $0.3 million of this increase. This was a result of higher property and equipment balances during 2003. The increase in amortization expense was attributable to client contracts acquired by Presidion in June 2002.

Operating Income (Loss). Presidion recognized an operating loss in the amount of $1.4 million in 2003 compared to an operating income amounting to $1.9 million during 2002. The operating loss for 2003 was attributable to the selling general and administrative expenses and depreciation and amortization expenses mentioned above, and to the write-off of notes receivable in the amount of $0.9 million.

Other Income (Expense). Other expense, net increased approximately $3.6 million to $4.9 million in 2003 from $1.3 million in 2002. This increase was attributable to increased interest expense of approximately $3.6 million and to a significantly lesser extent, a decline in interest income. The recognition of the fair values of a warrant and the beneficial conversion feature associated with convertible debentures issued by Presidion in February 2003 accounted for $0.9 million of the increase in interest expense. The remainder of the increase in interest expense is primarily associated with the amortization of direct financing costs pertaining to the debenture mentioned above, irrevocable letter of credit fees pertaining to certain debt agreements and interest costs associated with Presidion’s line of credit. The slight decline in interest income resulted from discontinuing the recognition of interest in relation to certain notes receivable.

Provision for Income Taxes. Presidion recognized an income tax benefit amounting to $0.2 million during 2003 in association with a pre-tax loss of $6.3 million. For 2002, Presidion had income tax expense of approximately $0.6 million on pre-tax income of $0.6 million. The effective tax benefit rate for 2003 was 3.5% and the effective tax (expense) rate for 2002 was 83.7%. Both of these tax rates resulted from expenses recognized for financial statement purposes that are not deductible for tax return purposes. During 2003, these non-deductible items included the interest expense associated with the warrant and beneficial conversion feature associated with Presidion’s secured convertible debentures amounting to $0.9 million, tax penalties amounting to $2.4 million and the write-off of notes receivable in the amount of $0.9 million. Presidion also recognized state income taxes amounting to $0.7 million in 2003.

Net Loss. Presidion recognized a net loss of approximately $6.0 million in 2003 compared to the recognition of net income in the amount of approximately $0.1 million during 2002. The net loss in 2003 resulted primarily from increased operating expenses of $4.2 million and the significantly higher interest charges described above.

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

Revenues. Presidion commenced business operations in May 2001 with the acquisition of the Sunshine Companies; therefore, Presidion’s business operations covered a period of only approximately eight months during 2001. Revenues increased $58.0 million, or 88.2%, for 2002 over 2001. This increase resulted from the Amfinity business acquisition in January 2002, as well as the acquisition of client contracts in June 2002. These acquisitions added revenue of approximately $24.5 million and $15.4 million, respectively, during 2002. In addition, Presidion’s continuation of business from its predecessor company, representing the operations of the Sunshine Companies, recognized an increase in revenues of approximately $18.1 million for 2002 compared to 2001.

Gross Profit. Gross profit increased $13.7 million (90.4%) for 2002 compared to 2001. Gross profit as a percentage of sales increased slightly to 23.2% in 2002 from 23.0% in 2001. The increased gross profit resulted from the higher revenue associated with the increased business activities mentioned above.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $13.1 million to $25.4 million during 2002 from $12.3 million during 2001. This increase in expenses offset the increase in gross profit. The increase in expense occurred because of the significant rise in business activities during 2002, as well as the fact that Presidion’s business operations covered a period of only approximately eight months during 2001.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 59.4%, from 2001 to 2002. This increase reflected the commencement of amortization expense ($0.4 million) associated with client contracts obtained during 2002. Depreciation expense increased $0.7 million over the prior period as a consequence of higher property and equipment balances during the 2002 period. The above mentioned increases were partially offset by amortization expense of $0.7 million associated with goodwill that was recognized during 2001, while no amortization expense for goodwill was recognized during 2002, due to compliance with SFAS No. 142, Goodwill and Other Intangible Assets.

Operating Income. Operating income for 2002 increased slightly (2.6%) from operating income in 2001. This increase resulted from the higher revenues associated with increased business activities during 2002. The effect of the higher revenues was substantially offset by the recognition of significant expenses of integrating Presidion’s business acquisitions that were consummated during 2002 and 2001.

Other Income (Expense). Other expense, net increased $0.5 million, or 60.9%, to $1.3 million in 2002 from $0.8 million during 2001. This increase was primarily attributable to a $0.4 million increase in interest expense and a small increase in miscellaneous expenses. The increase in interest expense was due to significantly higher borrowing activity and financing fees associated with letters of credit. There was a slight increase in interest income from 2001.

Provision for Income Taxes. Presidion’s provision for income taxes increased $0.1 million, or 25.0%, in 2002 compared to 2001. Presidion’s effective tax rate increased to 83.7% in 2002 from 40.3% in 2001. The significantly higher effective tax rate for 2002 versus 2001 reflects expenses recognized for financial reporting purposes that are not deductible for tax return purposes.

Net Income. Net income declined $0.5 million from 2001 to 2002. This decline was primarily attributable to the $0.4 million increase in interest expense and the high effective tax rate of 83.7% mentioned above.

Liquidity and Capital Resources

During 2003, Presidion’s cash requirements were met through operations, borrowings from Presidion’s credit facility and the issuance of 6.5% Secured Convertible Debentures in the aggregate principal amount of $2.0 million. The net proceeds associated with the debentures amounted to $1.7 million, which was utilized to reduce the outstanding balance on Presidion’s bank line of credit. See Notes 6 and 7 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Net cash provided by operating activities amounted to $6.0 million for 2003 compared to net cash provided by operations of $3.4 million during 2002. The net cash provided during 2003 was primarily attributable to significantly higher deposits, higher accrued payroll tax liabilities and higher accrued liability amounts.

Net cash used in investing activities amounted to $2.4 million in 2003 compared to net cash used in the amount of $3.0 million during 2002. During 2003, there were lower capital expenditures and net loan activities with related parties in the amounts of $0.3 million and $0.8 million, respectively. The impact of these declines was partially offset by an increase in payments to a related party for acquired client contracts and payments pertaining to an equity agreement for a human resources outsourcing arrangement.

Net cash used in financing activities was $3.9 million during 2003 and $0.1 million in 2002. The increase in cash used in financing activities is mainly attributable to increased net payments on the bank line of credit.

Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and Mercator Focus Fund, L.P., (collectively Mercator”) purchased convertible debentures from Presidion in the total face amount of $2,000,000. Presidion and PSI issued the convertible debentures jointly and severally. Specifically, Mercator Momentum Fund, L.P. purchased $240,000 of face value of the convertible debentures, Mercator Momentum Fund III, L.P. purchased $200,000 in face value of the convertible debentures, and Mercator Focus Fund, L.P. purchased $1,560,000 in face value of the convertible debentures. Other than the face amount, the terms of all of the convertible debentures are identical. The convertible debentures mature on February 12, 2004. Presidion is required to pay monthly interest payments under the convertible debentures at a rate of 6.5% per annum, accruing daily on the basis of a 360-day year. At its option, Mercator may elect to receive shares of Presidion’s common stock instead of cash for the interest payments due under the convertible debenture. The number of shares received instead of cash for an interest payment is calculated by dividing the amount of the interest payment by the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. The debentures are convertible at any time at the option of Mercator. The debentures are convertible at a conversion price equal to the lower of (i) $0.34, or (ii) 85% of the average of the lowest three inter-day trading prices during the twenty trading days preceding the conversion date. Upon the occurrence and continuation of an event of default, as set forth in the convertible debentures, Mercator may, at its option, elect to accelerate the due date for all outstanding principal. If Presidion is unable to pay this accelerated amount, plus all accrued interest, in cash, Mercator may request payment in the form of shares of common stock. If the event of default remains uncured for thirty (30) days, the percentage used in the formula for determining the conversion price from the convertible debentures shall be reduced from 85% to 75% until the event of default is cured. Additionally, the conversion price for the convertible debentures may be adjusted for certain stock dividends, stock splits or stock distributions, and other capitalization. Mercator may not convert the debentures or receive shares of common stock as payment for interest to the extent that such conversion or receipt of shares would result in Mercator, or its affiliates, beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock.

The convertible debentures are immediately due and payable if and when Presidion raises $4,000,000 or more through the sale of equity securities. Presidion has the right to redeem the convertible debentures during the first year the convertible debentures are outstanding by paying Mercator 115% of the outstanding principal at the time of redemption, plus accrued interest. Presidion’s obligations under the convertible debentures are secured by pledge agreements executed by John W. Burcham II, Craig A. Vanderburg and James E. Baiers who are officers and directors of Presidion. Presidion does not have any agreements with Mercator regarding the distribution of common stock received upon conversion of the debentures, although Mercator may promptly sell any stock received upon conversion under the convertible debentures. The debentures are currently in default. Presidion has received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004.

Mercator Momentum Fund, L.P. also received warrants to purchase 850,000 shares of common stock at a purchase price of the greater of $1.00 or the market price of the common stock as of the closing date of the Securities Purchase Agreement dated February 12, 2003. Based on the market price on February 12, 2003, as determined pursuant to the terms of the warrant, the purchase price of the shares of the common stock under the warrants is $1.08.

During 2003, Presidion had a line of credit arrangement, amounting to $6.0 million, with an expiration date of May 31, 2004. Borrowings pertaining to this line of credit are restricted by certain formula calculations. At December 31, 2003, outstanding borrowings pertaining to this credit facility amounted to $4.6 million with amounts available for borrowing totaling $0.2 million. Presidion is currently in violation of covenants in relation to this arrangement. Presidion is presently in negotiations with the financial institution to waive these events of non-compliance. See Note 6 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Presidion’s ability to continue as a going concern is contingent upon its ability to obtain adequate financing to support its operations and its ability to restructure its debt. Presidion will require additional financing in connection with its business. Presidion may seek additional funds from time to time through equity offerings and/or debt financing. Presidion is in default of its existing debt agreements; Presidion is in violation of covenants pertaining to its line of credit agreement, as amended; its current debt service obligations are in excess of anticipated cash flows from operations; and Presidion has a negative current ratio. Management has taken significant actions through April 2004 to enable Presidion to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include attempts to successfully restructure its debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations, to continue negotiations with the provider of its line of credit agreement to obtain waivers of events of default, and to renew the facility through May 31, 2005 on comparable terms. Presidion is also attempting to obtain additional equity and debt financing. However, there is no assurance that Presidion will be able to successfully restructure its debt or obtain adequate financing on terms favorable to Presidion. Should these negotiations to restructure its current debt structure be unsuccessful, Presidion has received a binding commitment from an unrelated third party to provide financing of up to $12.0 million to replace the line of credit facility, provide working capital and repay certain other obligations of Presidion.

The Company has no existing off-balance sheet arrangements beyond the commitments disclosed regarding letters of credit supporting the reserves for worker’s compensation and Seller Financed Note C.

The following is a summary of the time periods in which Presidion’s contractual obligations are due:

	Total	Less than one year	From 1 to 3 years	From 3 to 5 years	After 5 years
Short term debt	$10,562,516	$10,562,516	—	—	—
Long term debt	5,137,510	5,052,407	$80,820	$4,283	—
Operating leases	2,430,002	1,081,636	1,238,234	109,104	$1,028

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. This standard does not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”), Consolidation of Variable Interest Entities, which requires variable interest entities, which are entities subject to consolidation according to the provisions of this Interpretation, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities created before January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure provisions apply to financial statements issued after January 31, 2003. The Company is currently evaluating FIN 46 and has yet to form an opinion on whether adoption will have any significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Presidion is exposed to changes in interest rates in its cash and debt transactions. Presidion does not hold derivative financial instruments for trading or speculative purposes.

Presidion’s exposure related to adverse movements in interest rates is primarily derived from the variable rates associated with its line of credit facility. At December 31, 2003, Presidion had approximately $0.2 million available for borrowing under this facility at the financial institution’s prime rate of interest plus 0.25%. At December 31, 2003, borrowings outstanding pertaining to this facility aggregated $4.6 million at an interest rate of 4.25%. Based upon the outstanding balance of this facility at December 31, 2003, an increase of 100% in the annual interest rate would cause a corresponding increase in interest expense of $0.2 million on an annual basis.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

The Board of Directors and Stockholders
Presidion Corporation

We have audited the accompanying consolidated balance sheet of Presidion Corporation, as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidion Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Follmer Rudzewicz PLC
     Follmer Rudzewicz PLC
Southfield, Michigan
April 13, 2004

Independent Auditors’ Report

Stockholders and Board of Directors
Presidion Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Presidion Solutions, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidion Solutions, Inc. at December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles.

/S/ Ernst & Young LLP Ernst & Young LLP

Detroit, Michigan
June 23, 2003

Presidion Corporation
Consolidated Balance Sheets
As of December 31, 2003 & 2002

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$263,105	$515,620
Accounts receivable, less allowance for doubtful accounts of $132,889 and $129,730, respectively	18,305,182	17,363,795
Notes receivable	947,727	944,443
Related party receivables	1,453,566	1,586,885
Deferred income taxes	1,072,797	1,295,000
Deferred financing costs	559,566	—
Deposits	8,567,872	14,034,098
Prepaid expenses and other current assets	1,871,475	1,282,625

Total current assets	33,041,290	37,022,466
Property and equipment, net	1,664,537	2,223,743
Restricted cash	120,405	120,000
Notes receivable, less current portion	298,215	1,116,006
Related party receivables, less current portion	761,323	—
Deferred income taxes	1,859,230	1,701,000
Deferred financing costs	43,244	—
Client contracts, net of accumulated amortization of $1,178,220 and $466,535, respectively	1,320,045	1,132,946
Investments	271,111	—
Goodwill, net	14,706,191	14,706,191

Total assets	$54,085,591	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation
Consolidated Balance Sheets (Continued)
As of December 31, 2003 & 2002

	December 31,
	2003	2002
Liabilities and stockholders’ equity
Current liabilities:
Bank line of credit	$4,600,000	$5,235,939
Drafts outstanding	3,962,516	4,837,537
Secured convertible debentures	2,000,000	—
Accounts payable	1,828,890	1,987,860
Accrued compensation and benefits	16,819,680	16,306,597
Accrued payroll taxes	7,703,633	1,046,337
Accrued workers’ compensation premiums	1,100,714	1,951,644
Other accrued liabilities	4,467,446	1,751,085
Current portion of workers’ compensation reserve	2,014,603	5,539,903
Current portion of long-term debt	5,052,407	4,085,183

Total current liabilities	49,549,889	42,742,085
Long-term debt	85,103	4,496,326
Workers’ compensation reserve	4,761,839	6,265,083
Other liabilities	202,795	958,589

Total liabilities	54,599,626	54,462,083
Stockholders’ equity (deficit):
Preferred stock:
50,000,000 shares authorized, 1,000 shares issued and outstanding.	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized and par value at $0.0000303 per share, for both periods. Shares issued and outstanding are 96,766,439 and 94,794,589, respectively.	2,932	2,872
Additional paid-in capital	3,756,671	1,797,128
Retained earnings (deficit)	(5,273,638)	760,269

Total stockholders’ equity (deficit)	(514,035)	3,560,269

Total liabilities and stockholders’ equity (deficit)	$54,085,591	$58,022,352

See accompanying notes to consolidated financial statements.

Presidion Corporation
Consolidated Statements of Operations
Periods ended December 31, 2003, 2002 & 2001

	Year ended December 31,
	2003	2002	2001
Revenues (gross billings of $774,723,105, $780,107,767 and $381,661,949 less direct wage costs of $649,517,299, $656,395,422 and $315,942,515, respectively)	$125,205,806	$123,712,345	$65,719,434
Direct expenses:
Payroll taxes, benefits and workers’ compensation	95,571,093	94,962,354	50,623,348

Gross profit	29,634,713	28,749,991	15,096,086
Operating expenses:
Selling, general and administrative	28,213,926	25,398,414	12,320,083
Depreciation and amortization	1,916,324	1,413,568	886,860
Write-off of notes receivable	885,198	—	—

Operating income (loss)	(1,380,735)	1,938,009	1,889,143
Interest income	46,793	124,499	115,075
Interest expense	(4,912,248)	(1,353,593)	(911,206)
Other	(6,138)	(51,658)	—

Income (loss) before provision for income taxes	(6,252,328)	657,257	1,093,012
Income tax expense (benefit)	(218,421)	550,000	440,000

Net income (loss)	$(6,033,907)	$107,257	$653,012

Basic and diluted income (loss) per share of common stock	$(0.06)	—	$0.01
Basic and diluted average number of common shares outstanding	96,690,806	93,508,835	90,850,889

See accompanying notes to consolidated financial statements

Presidion Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
Periods ended December 31, 2003, 2002 & 2001

						Retained	Total
					Additional Paid	Earnings	Stockholders’
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	in Capital	(Deficit)	Equity (Deficit)
Balance at January 1, 2001	—	—	90,850,889	$2,752	—	—	$2,752
Capital contribution	—	—	—	—	$797,248	—	797,248
Net income	—	—	—	—	—	$653,012	653,012

Balance as of December 31, 2001	—	—	90,850,889	$2,752	$797,248	$653,012	$1,453,012
Issuance of preferred stock	1,000	$1,000,000	—	—	—	—	$1,000,000
Issuance of common stock	—	—	3,943,700	$120	$999,880	—	1,000,000
Net income	—	—	—	—	—	$107,257	107,257

Balance as of December 31, 2002	1,000	$1,000,000	94,794,589	$2,872	$1,797,128	$760,269	$3,560,269
Issuance of common stock	—	—	1,971,850	$60	$1,037,800	—	$1,037,860
Fair value of warrants and conversion feature	—	—	—	—	921,743	—	921,743
Net loss	—	—	—	—	—	$(6,033,907)	(6,033,907)

Balance as of December 31, 2003	1,000	$1,000,000	96,766,439	$2,932	$3,756,671	$(5,273,638)	$(514,035)

See accompanying notes to consolidated financial statements

Presidion Corporation
Consolidated Statements of Cash Flows
Periods ended December 31, 2003, 2002 & 2001

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(6,033,907)	$107,257	$653,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,916,324	1,413,568	886,860
Deferred income taxes	63,974	119,963	314,216
Loss on disposal of assets	10,385	(89,562)	—
Non-cash interest expense	921,743	53,732	—
Non-cash deferred financing costs	760,141	—	—
Write-off of notes receivable	885,198	—	—
Other non-cash items	—	152,130	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(941,387)	1,945,163	(423,765)
Notes receivable	(133,115)	—	—
Deposits	5,466,226	(7,865,041)	(915,636)
Prepaid expenses and other	(589,255)	438,706	(604,308)
Accounts payable	(158,970)	(1,094,819)	(1,306,177)
Accrued compensation and benefits	7,170,379	2,169,586	(2,477,828)
Accrued other liabilities	2,571,292	632,099	175,359
Accrued workers’ compensation premiums	(850,930)	(258,603)	1,838,090
Workers’ compensation reserve	(5,028,544)	5,684,086	325,000

Net cash provided by (used in) operating activities	6,029,554	3,408,265	(1,535,177)
Cash flows from investing activities
Purchase of property and equipment	(679,547)	(952,672)	(179,947)
Loans and advances to related parties	(2,538,088)	(3,834,661)	(851,619)
Payments on loans and advances from related parties	1,910,084	2,453,033	—
Restricted cash	—	—	(120,000)
Principal payments received on notes receivable	62,424	60,470	51,658
Purchase of Sunshine companies	—	—	(1,400,000)
Purchase of Amfinity, less cash acquired	—	(393,411)	—
Proceeds on disposal of property and equipment	2,320	10,075	—
Payments on acquired client contracts	(898,785)	(357,446)	—
Investments	(271,111)	—	—

Net cash used in investing activities	(2,412,703)	(3,014,612)	(2,499,908)
Cash flows from financing activities
Payments on borrowings	(4,192,080)	(5,045,192)	(1,356,021)
Proceeds from borrowings	158,765	49,720	—
Proceeds from issue of 6.5% secured convertible debentures	2,000,000	—	—
Payments on other long-term obligations	—	(655,697)	—
Payments on bank line of credit	(15,300,000)	(106,172,115)	(92,000)
Borrowings on bank line of credit	14,664,061	108,331,360	3,030,000
Deferred financing costs	(325,091)	(570,000)	—
Drafts outstanding	(875,021)	2,991,574	1,845,963
Issuance of common and preferred stock	—	1,000,000	—
Capital contributions	—	—	799,000

Net cash provided by (used in) financing activities	(3,869,366)	(70,350)	4,226,942

Net increase (decrease) in cash	(252,515)	323,303	191,857
Cash at beginning of period	515,620	192,317	460

Cash at end of period	$263,105	$515,620	$192,317

Supplemental Disclosures:
Cash paid for interest	$3,133,478	$1,110,240	$735,847
Cash paid for income taxes	$19,234	—	—

See accompanying notes to consolidated financial statements

Presidion Corporation
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2003, 2002 and 2001

1. Nature of Business and Basis of Presentation

Except as the context otherwise indicates, the term the “Company” refers to Presidion Corporation and its subsidiaries.

The Company was incorporated in the State of Florida in 2000, and is headquartered in Troy, Michigan.

The Company provides outsourced business services through a co-employment relationship on a service agreement basis. The Company provides services to approximately 2,400 businesses through approximately 32,000 worksite employees.

The Company operates as a professional employer organization (“PEO”) and, therefore, operates under one reportable segment in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

On February 11, 2003, MediaBus Networks, Inc. (“MediaBus”) acquired 100% of the outstanding common stock of Presidion Solutions, Inc. by the issuance of 84,749,980 shares of common stock of MediaBus to the shareholders of Presidion Solutions, Inc., representing an 87.5% ownership interest in MediaBus. At the time of this transaction, Presidion Solutions, Inc. became a wholly owned subsidiary of MediaBus. Immediately prior to this transaction, MediaBus was a publicly traded development stage company with no business operations. Accordingly, this transaction has been accounted for as a reverse acquisition with Presidion Solutions, Inc. as the accounting acquiror. Historical stockholders’ equity of Presidion Solutions, Inc. (the accounting acquiror) prior to the merger has been retroactively restated for the equivalent number of shares received in the acquisition by the accounting acquiror after giving effect to any difference in par value of MediaBus and the acquiror’s common stock with an offset to additional paid in capital. Retained earnings of Presidion Solutions, Inc. were carried forward subsequent to the merger. Operations for all periods presented are those of Presidion Solutions, Inc. Earnings per share for periods prior to the merger were restated to reflect the recapitalization described above as if the number of equivalent shares received by MediaBus had been issued at the beginning of the earliest period presented. Pro forma information is not presented since this combination is considered a recapitalization and not a business combination.

On February 28, 2003 and May 15, 2003, respectively, MediaBus changed its name to Presidion Corporation and changed its year-end to December 31 from June 30.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s ability to continue as a going concern is contingent upon its ability to obtain adequate financing to support its operations and its ability to restructure its debt. The Company is in default of its existing debt agreements (Notes 7 and 8); the Company is in violation of covenants pertaining to its line of credit agreement, as amended (Note 6); its current debt service obligations are in excess of anticipated cash flows from operations; and the Company has a negative current ratio. Management has taken significant actions through April 2004 to enable the Company to meet its current debt service obligations and provide adequate working capital to support its operations. These actions include attempts to successfully restructure its debt agreements to extend maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations (Note 8), to continue negotiations with the provider of its line of credit agreement to obtain waivers of events of default, and to renew the facility through May 31, 2005 on comparable terms (Note 6). The Company is also attempting to obtain additional equity and debt financing. However, there is no assurance that the Company will be able to successfully restructure its debt or obtain adequate financing on terms favorable to the Company. Should these negotiations to restructure its current debt structure be unsuccessful, the Company has received a binding commitment from an unrelated third party to provide financing of up to $12,000,000 to replace the line of credit facility, provide working capital and repay certain other obligations of the Company.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits with financial institutions. The Company, from time to time during the periods covered by these financial statements, may have bank balances in excess of its insured limits. Management has deemed this as a normal business risk.

Restricted Cash

At December 31, 2003 and 2002, $120,405 and $120,000 of cash, respectively, were restricted as a lease deposit on the Company’s corporate office.

Financial Instruments

Accounts receivable primarily represent financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2003 and 2002, no single client represented over 10% of the Company’s accounts receivable balance.

The carrying amounts of the Company’s accounts receivable and payable balances, including drafts, approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its bank line of credit facility approximate fair value because the applicable interest rates are based on floating rates, identified by reference to market rates.

The Company does not believe it is practicable to effectively measure the fair value of long-term debt and notes receivable due to the cross collateralization of certain financial instruments and the lack of a ready market for such financial instruments. See Notes 8 and 9.

Accounts and Notes Receivable

The Company provides an allowance for uncollectible accounts receivable based on prior experience and management’s assessment of the collectibility of existing specific accounts. Accounts receivable are considered past due the day after the payment was required, with a grace period until the client’s next payroll date, which can be as much as 13 days. The Company evaluates whether a write off for uncollectible and impaired notes receivable is required based on management’s expectations as to whether all principal and interest will be collected according to the contractual terms of the notes and the value of the collateral underlying the notes. Such write offs are recognized in the Company’s Consolidated Statement of Operations for the periods in which the applicable notes are deemed uncollectible. See Note 9.

Long-Lived Assets

Property and equipment is stated at cost. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the Consolidated Statement of Operations.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

•	Furniture and fixtures	5 to 8 years

•	Leasehold improvements	7 to 10 years

•	Computer equipment and software	2 to 5 years

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Amortization expense pertaining to assets subject to capital lease arrangements is computed using the straight-line method over the term of the applicable lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or disposal of the asset.

Goodwill

Goodwill represents the excess cost of businesses acquired over the fair value of identifiable net assets at the date of acquisition. Goodwill was amortized using the straight-line method over 10 years prior to January 1, 2002. In addition, goodwill is reviewed for impairment whenever the facts and circumstances indicate that the carrying amount might not be recoverable.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company is no longer required to amortize indefinite life goodwill and other indefinite life intangible assets as charges to earnings. During 2002, an initial impairment analysis was conducted. In addition, the Company is required to conduct an annual review of goodwill and other intangible assets for potential impairment. The Company’s impairment analysis compares the fair value of the Company’s reporting unit, based on discounted cash flow analyses, to the related net book values. Based upon the impairment analyses conducted by the Company to date, management has determined that no impairment exists.

The impact of adopting SFAS No. 142 on net income (loss) for the periods ended December 31, 2003, 2002 and 2001, had the standard been adopted on January 1, 2001, is summarized as follows:

	2003	2002	2001
Net income (loss) as reported	$(6,033,907)	$107,257	$653,012
Amortization of goodwill, net of tax	—	—	655,351

Adjusted net income (loss)	$(6,033,907)	$107,257	$1,308,363

A summary of changes in goodwill for the periods ended December 31, is as follows:

	2003	2002	2001
Balance at beginning of year	$14,706,191	$9,174,934	—
Additional purchase price allocation	—	825,141	—
Goodwill arising from business acquisitions	—	4,706,116	$9,830,285
Amortization expense	—	—	(655,351)

Balance at end of year	$14,706,191	$14,706,191	$9,174,934

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Client Contracts Acquired

Client contracts represent the fair value of contracts acquired. Client contracts are amortized on a straight-line basis over five years from the date of acquisition.

A summary of client contracts as of December 31 is as follows:

	2003	2002
Balance at beginning of year	$1,132,946	—
Fair value of contracts purchased (Note 3)	—	$879,242
Payments for contracts acquired from an affiliate (Note 4)	898,785	720,239
Amortization expense	(711,686)	(466,535)

Balance at end of year	$1,320,045	$1,132,946

The Company anticipates recording amortization expense of approximately $711,973 in 2004, $711,973 in 2005, $711,973 in 2006 and $245,727 in 2007 related to these contracts, at which time such contracts will be fully amortized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Associated Cost Recognition

The Company’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which these employees perform services at client worksites. Gross billings that have been recognized and that have not been billed are included in accounts receivable on the accompanying consolidated balance sheets and amounted to $15,204,331 and $15,347,247, respectively, at December 31, 2003 and 2002. In addition, $14,555,106 and $14,727,668 of accrued payroll for the above mentioned employees were recognized as an accrued liability at December 31, 2003 and 2002, respectively.

Stock Options

SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method, prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, the Company recognizes compensation costs in an amount equal to the excess of the quoted market price on the measurement date over the option price. Such compensation costs are recognized as expense at the measurement date for options fully vested. For options with a vesting period, the compensation costs are recognized as expense over the vesting period. The Company has not recognized any stock-based compensation expense for 2003. The Company had no stock options outstanding during 2002 and 2001. See Note 11.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of a stock option and a warrant and upon the assumed conversion of convertible debentures as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effects of common stock equivalents have not been included in diluted loss per share for 2003 as the effect would be anti-dilutive. During 2002 and 2001, the Company had no common stock equivalents outstanding.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires the classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise on July 1, 2003. This standard does not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”), Consolidation of Variable Interest Entities, which requires variable interest entities, which are entities subject to consolidation according to the provisions of this Interpretation, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities created before January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure provisions apply to financial statements issued after January 31, 2003. The Company is currently evaluating FIN 46 and has yet to form an opinion on whether adoption will have any significant impact on the Company’s consolidated financial statements.

3. Business Acquisition

Effective January 1, 2002, the Company acquired all of the outstanding common stock of Amfinity Business Solutions, Inc. (“Amfinity”) to expand its market position in the southeastern United States. The purchase price, which has been amended, consisted of $400,000 in cash paid at closing, 3,943,700 shares of the Company’s common stock valued at $1,000,000 issued on May 15, 2002, a promissory note in the amount of $2,592,348 and additional consideration, agreed to on January 15, 2003 represented by an increase of $610,725 in a note payable. See Note 8.

The operating results of Amfinity have been included in the Company’s consolidated financial statements since January 1, 2002.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

4. Assumption of Contracts

On June 14, 2002, the Company acquired certain client contracts of a wholly owned subsidiary of a company owned by the Company’s Chairman (“Affiliate”) who is also a significant shareholder of the Company. The Company shall pay the Affiliate 1% of monthly gross payroll collected on the contracts acquired, for a period of three years commencing October 1, 2002. The aggregate amount of these payments is presently estimated to be $3,600,000. As of December 31, 2003, the Company accrued $1,619,024 in payments, which is included as an offset within related parties receivables in the accompanying Consolidated Balance Sheet. Such amounts have been recorded as client contracts and are being amortized on a straight-line basis over five years from the date of acquisition. In addition to amounts offset against receivables with related parties, the Company has advanced approximately $927,000 to the Affiliate in relation to future payments on such assumed contracts, which is included in related party receivables on the accompanying Consolidated Balance Sheets at December 31, 2003.

5. Property and Equipment

A summary of property and equipment as of December 31, is as follows:

	2003	2002
Furniture and fixtures	$1,062,091	$1,074,675
Leasehold improvements	36,917	36,917
Computer equipment and software	3,351,187	2,744,278
Vehicles	162,373	265,129

Property and equipment, gross	4,612,568	4,120,999

Less: accumulated depreciation	2,948,031	1,897,256

Property and equipment, net	$1,664,537	$2,223,743

6. Bank Line of Credit

The Company has a line of credit agreement, as amended, with a financial institution. The line of credit is collateralized by all of the Company’s assets. The line allows the Company to draw an amount not to exceed $6,000,000 in aggregate principal at any one time. This line of credit expires on May 31, 2004. The outstanding balance on this line was $4,600,000 and $5,235,939 at December 31, 2003 and December 31, 2002, respectively. The Company had amounts available for borrowing associated with this arrangement totaling $241,888 on December 31, 2003. Borrowings are restricted by certain formula calculations. Interest is at the prime rate plus .25% payable monthly, and the outstanding principal is due on demand. During 2003, the maximum borrowings under this arrangement were $5,900,000; average borrowings were $4,181,122 at a weighted average interest rate of 4.18%. The Company pays a commitment fee on the unused portion of the line of credit, which varies based on certain requirements in the line of credit agreement. This facility requires that the Company maintain compliance with certain restrictive financial covenants, which include limitations on capital expenditures and the declaration and payment of dividends. At December 31, 2003, the Company was not in compliance with certain covenant, default and warranty provisions of this line of credit agreement. The Company is presently in negotiations with the financial institution to attempt to obtain a waiver of these events of non-compliance.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

7. Secured Convertible Debentures

On February 12, 2003, the Company issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000, due February 12, 2004, pursuant to which up to $2,000,000 of the common stock of the Company may be issued upon conversion of the debentures. The debentures are immediately convertible into shares of the Company’s common stock at a conversion price representing the lower of $0.34 or 85% of the average of the lowest three inter-day trading prices during the 20 trading days immediately preceding the applicable conversion date. A warrant to purchase 850,000 aggregate shares of the common stock of the Company at $1.08 per share was issued to a holder of these debentures. The warrant is immediately exercisable and expires on February 12, 2006.

The Company recognized interest expense in the aggregate amount of $921,743 with a corresponding amount reflected in additional paid-in capital in relation to the beneficial conversion feature and the fair value of the warrant associated with these debentures.

The Company also incurred certain costs directly related to issuing the debentures in the amount of $325,091. These costs have been capitalized as deferred financing costs and are being accreted as additional interest expense over the term of the debentures. The accretion of this additional interest expense amounted to $284,455 for the year ended December 31, 2003.

The debentures are secured by a pledge of shares of the Company’s common stock held by three significant shareholders of the Company. The debentures shall become due and immediately payable upon the Company raising $4,000,000 or more through the sale of its equity securities. The Company, at its option, has the right to redeem, with 10 business days advance written notice, a portion of or all of the outstanding balance of the debentures. The redemption price shall be at 115% of the principal amount redeemed plus accrued interest. The Company had the right to redeem the debentures until February 11, 2004, which the Company did not elect.

The Company was in default in relation to the debentures for failure to timely file a registration statement with the United States Securities and Exchange Commission. The Company obtained a waiver of this event of default through July 31, 2004. On November 13, 2003, in consideration for a previous waiver, the Company issued warrants to the holders of the debentures for the purchase of an aggregate 500,000 shares of the Company’s common stock at $1.08 per share. The warrants are immediately exercisable on the date of issuance and expire on November 13, 2006. The Company is presently in default in relation to the payment of principal, amounting to $2,000,000, associated with the debentures. The Company has received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004.

8. Long-term Debt

Long-term debt at December 31, is as follows:

	2003	2002
Note payable dated October 1, 1999, uncollateralized, to the Florida Department of Insurance, due in two installments of $145,000 plus interest at 4.5% per annum on March 31, 2004 and June 30, 2004.	$290,000	$580,000
Seller Financed Note A: non-interest bearing	954,926	1,999,903
Seller Financed Note B: non-interest bearing	1,076,421	2,863,324
Seller Financed Note C: bearing interest at 10%	2,672,664	3,061,938
Other	143,499	76,344

	5,137,510	8,581,509
Less current portion	5,052,407	4,085,183

Total	$85,103	$4,496,326

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

On March 31, 2002, the Company entered into an agreement with the holder of a non-interest bearing note payable (Seller Financed Note A) with an outstanding balance of $954,926, net of imputed interest of $45,074, at December 31, 2003 whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to the Company upon payment of the note, the Company agreed to cancel the holder’s note receivable in the amount of $162,641. In accordance with the terms of the amended agreement, the Company is obligated to make payments of $100,000 per month through October 10, 2004.

On March 31, 2003, the Company entered into a revised agreement with the holder of a non-interest bearing note payable (Seller Financed Note B) in the amount of $1,076,421, net of imputed interest of $15,246, at December 31, 2003. Pursuant to the terms of this agreement, the Company made principal payments to the holder aggregating $2,057,736 during 2003. This includes an increase to the note payable of $270,833, which was effective March 31, 2003. The Company was paying this additional principal amount without interest in 10 monthly installments of $27,083 beginning on March 17, 2003 and ending on December 15, 2003. A principal payment in the amount of $1,076,421 was due on January 28, 2004, and the Company has defaulted in relation to this payment.

On January 15, 2003 and February 27, 2003, the Company entered into agreements with the holder of a 10% promissory note (Seller Financed Note C) in the amount of $2,672,664 at December 31, 2003, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of the Company’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1,000,000 was made in July 2003, and the remainder of the principal is to be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. The Company has deposited approximately $150,000 into the collateral account. The payments are secured by a letter of credit in an amount equal to the balance due on the note. In consideration for such extensions, the Company issued 1,971,850 shares of the Company’s common stock to the holder in January 2003 valued at $1,037,860. The value of this common stock has been recorded as a deferred financing cost, which is being accreted as additional interest expense over the term of the extension of this borrowing. This interest expense amounted to $475,686 during the year ended December 31, 2003. In addition, the Company is obligated to issue 3,000,000 shares of the Company’s common stock to the holder if the Company does not prepay the outstanding amount associated with this note by December 31, 2003. The Company did not prepay the outstanding amount associated with this note by December 31, 2003. However, the holder has agreed to suspend the Company’s obligation to issue the 3,000,000 shares until the holder provides the Company with five days written notice of its intent to terminate this suspension. See Note 3.

The aggregate principal amounts of long-term debt maturing for each of the five years following December 31, 2003 are as follows:

Years ending December 31,
2004	$5,052,407
2005	49,661
2006	31,159
2007	4,283

Total	$5,137,510

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

9. Notes Receivable

Notes receivable consist of the following at December 31:

	2003	2002
Notes receivable, due at various dates through April 2006, interest ranging from 6% to 7% per annum	$354,030	$1,121,686
Note receivable from holder of Seller Financed Note B, due December 2005, interest at 6% per annum (see Note 8)	383,739	375,856
Note receivable from holder of Seller Financed Note A, due December 2005, interest at 6% per annum (see Note 8)	345,532	338,434
Note receivable, non-interest bearing, secured by interest in real property	162,641	162,641
Notes receivable, non-interest bearing, guaranteed by the holder of Seller Financed Note A	—	61,832

	1,245,942	2,060,449
Less: current portion	947,727	944,443

Long-term portion	$298,215	$1,116,006

Notes receivable aggregating $885,198 were written off at December 31, 2003 as these notes were deemed to be uncollectible.

10. Stockholders’ Equity

On March 5, 2004, the Company amended its Articles of Incorporation by establishing designations, preferences, limitations and relative rights of the Company’s 50,000,000 shares of authorized preferred stock, par value $0.001, including the authority to create different series of preferred stock, each containing different preferences, limitations and relative rights.

The Company’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences, no participation rights, and does not have a stated dividend rate. The Company’s by-laws prohibit the payment of dividends in relation to this stock.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

11. Stock-Based Compensation

On September 8, 2003, the Company granted an option to a member of its Board of Directors for the purchase of 1,800,000 shares of the Company’s common stock at $0.31 per share, which was the quoted market price of the Company’s common stock at the date of grant. Effective October 1, 2003, 675,000 shares subject to the option are exercisable. On the first day of each calendar quarter, commencing with the calendar quarter beginning on January 1, 2004 and ending with the calendar quarter beginning on January 1, 2005, 225,000 shares subject to the option become exercisable. The option is subject to partial forfeiture and accelerated vesting under certain circumstances. The Company accounted for this stock option using the intrinsic value method in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost is reflected in net loss for 2003 because the option granted has an exercise price equal to the market value of the underlying common stock at the date of grant. The Company uses the Black-Scholes option-pricing model to determine the pro-forma impact on the Company’s net loss and net loss per share under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The model utilizes a risk-free interest rate of 4.25% and certain assumptions such as expected life of the option of 2 years, expected volatility of 26.27% and expected dividend yield of 0%. The following table illustrates the effect on net loss and loss per share for 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to this option, for the year ended December 31, 2003.

Net loss, as reported	$(6,033,907)
Add: stock based compensation expense determined under fair value method	(51,480)

Pro forma loss	$(6,085,387)

Loss per share:
Basic - as reported	$(0.06)
Basic - pro forma	$(0.06)
Diluted - as reported	$(0.06)
Diluted - pro forma	$(0.06)

The Company had no stock options outstanding during 2002 and 2001.

12. Retirement Plans

The Company sponsors several defined contribution plans covering certain of its internal and worksite employees. The Company may contribute discretionary amounts on behalf of its internal employees. The Company may also make discretionary contributions in varying amounts on behalf of its worksite employees based upon client company elections. The Company made matching contributions during 2003 amounting to $63,344, which is reflected in selling, general and administrative expense on the accompanying Consolidated Statement of Operations. The Company made no contributions to these plans during 2002 and 2001.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

13. Income Taxes

The components of income tax expense (benefit) for the periods ended December 31, are:

	2003	2002	2001
Current:
Federal	$(595,397)	$340,037	$197,785
State	673,672	90,000	77,000

	78,275	430,037	274,785
Deferred	(296,696)	119,963	165,215

Total	$(218,421)	$550,000	$440,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts utilized for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Allowance for doubtful accounts	$45,182	$48,817
Accrued workers’ compensation	2,303,990	2,618,773
Accruals	254,845	219,917
Contracts acquired	240,205	98,835
Tax credits	1,758,542	75,819
Other	—	24,530

Deferred tax assets	4,602,764	3,086,691
Valuation allowance	(1,450,000)	—

Total deferred tax assets	3,152,764	3,086,691
Deferred tax liabilities
Property and equipment	—	(90,691)
Unbilled receivables, net	(220,737)	—

Total deferred tax liabilities	(220,737)	(90,691)

Net deferred tax assets	$2,932,027	$2,996,000

At December 31, 2003, the Company had general business tax credits of approximately $1,760,000, which expire during the years 2020 through 2023. However, Internal Revenue Code Section 382 may limit the utilization of tax credit carryforwards aggregating approximately $365,000. The Company has established a valuation allowance pertaining to $1,450,000 of the above mentioned business tax credits.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Major differences between income tax expense (benefit) computed using the United States statutory tax rate and actual income tax expense were as follows:

	Year ended December 31,
	2003	2002	2001
Federal income taxes at statutory rate of 34%	$(2,125,792)	$223,467	$371,624
State income taxes, net of federal benefit	444,624	83,363	69,550
Fair value of conversion feature and warrant	313,393	—	—
Goodwill	—	—	230,208
Business entertainment	25,500	71,695	4,341
Tax penalties	822,887	30,221	—
Write off of notes receivable	300,967	—	—
Tax credits	—	—	(235,723)
Other	—	141,254	—

Income tax expense (benefit)	$(218,421)	$550,000	$440,000

14. Related Party Transactions

Related party receivables consist of the following as of December 31:

	2003	2002
Receivables from affiliates owned by the Chairman of the Company	$2,179,030	$943,535
Note receivable from the President of the Company, as amended, including interest at 2% per annum, due October 2004	35,859	35,000
Receivable from Presidion Inc.	—	608,350

Total	2,214,889	1,586,885
Less current portion	1,453,566	1,586,885

Long-term portion	$761,323	$—

VRBB is a limited liability company that leases aircraft and provides charter airline service to consumers, primarily corporations. John Burcham, the Chairman of Presidion, holds a 33% interest in VRBB. During 2003, Presidion paid VRBB $467,000 for services and utilized $308,000 during the same period. As a result, the Company has a non-interest bearing deposit of approximately $160,000 with VRBB, which is expected to be utilized or repaid during the current fiscal period.

During June 2002, John Burcham, the Chairman of Presidion, through a wholly-owned entity, purchased the stock of BST, Inc., a PEO in Florida. As part of the acquisition, BST is obligated to make debt payments to the former shareholders of BST. In June 2002, BST entered into an agreement with Presidion pursuant to which BST has assigned certain contracts to Presidion, and Presidion has agreed to make certain earn-out payments to BST. While the earn-out payments were intended to match the timing of the debt payments owed to the former shareholders of BST, debt payments to BST were required prior to the earned amount per the agreement from Presidion to BST. To prevent a default by BST on its debt payment obligations, resulting in the loss of the contracts by Presidion, BST was paid $927,000 in advance of the scheduled earn-out payments. Through the end of the earn-out agreement, all of the advanced debt payments shall offset the amounts owed by Presidion to BST. In addition to funds necessary to cover debt payments, Presidion also paid third party invoices for BST in the amounts of $163,000 in 2003 and $43,000 during the first half of 2002 to avoid default by BST on its obligations.

During 2001, Presidion loaned to Craig Vanderburg, the CEO of the Company, $35,000 at an interest rate of 2.0% per annum. During 2003, the Company extended the term of the note from October 2003 to October 2004. Subsequent to December 31, 2003, the balance of the note, including interest, was repaid to Presidion.

During 2001 and the first half of 2002, Presidion made advances to the Chairman of Presidion totaling $885,000 in the form of non-interest bearing notes, for a total outstanding balance due, including the non debt advances paid to BST of $206,000, of approximately $1.1 million at December 31, 2003.

The Company employs, in various capacities, certain relatives of the Chairman of the Company and the President of the Company. Aggregate compensation expense pertaining to these employment arrangements amounted to $129,123 and $48,338, respectively, for 2003 and 2002. No compensation expense pertaining to relatives of the Company’s management was incurred during 2001.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Presidion Inc. is a company that shares similar ownership with the Company. The Company made cash advances to Presidion Inc. totaling $608,350 without interest for the purchase of an office building in Miami, Florida. On April 23, 2003, Presidion, Inc. entered into an agreement to sell the office building to an unrelated party. In May 2003, the Company collected $600,000 pertaining to the receivable from Presidion, Inc.

In connection with business-related travel during 2003 and 2002, the Company paid $54,799 and $104,008, respectively, for a rental home to a relative of the Company’s Chairman and $467,096 and $41,250, respectively, for air travel to an entity whose ownership includes the Chairman of the Company. At December 31, 2003, these parties owed the Company a net of $159,801. At December 31, 2002, the Company owed these parties a net of $7,636.

15. Leases

Future minimum payments under lease commitments under all noncancellable operating leases at December 31, 2003 are as follows:

Years ending December 31,
2004	$1,081,636
2005	874,764
2006	363,470
2007	94,487
2008	14,617
Thereafter	1,028

Total	$2,430,002

Rent expense pertaining to these leases amounted to $1,323,507, $1,288,475, $401,772, for the periods ended December 31, 2003, 2002 and 2001, respectively.

16. Commitments and Contingencies

Litigation

The Company and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of such pending proceedings will not have a material effect on the Company’s results of operations, financial position or cash flows. The Company has provided its best estimate to accrue for such contingencies under FASB No. 5, Accounting for Contingencies. The estimates made by the Company are subject to significant uncertainties. Actual results could differ from these estimates. The following discussion provides a summary of other significant contingencies at December 31, 2003.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Workers’ Compensation

The Company is a participant in several large deductible workers’ compensation programs. The Company provides accruals for its portion of potential workers’ compensation claims based upon the historical claim experience of the Company’s operating units utilizing actuarial assumptions, including an estimated discount rate of 4%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of such discounting is included in workers’ compensation expense in the accompanying Consolidated Statements of Operations. If actual workers’ compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts in the period in which the adjustment is determined. A reconciliation of the changes in the Company’s accrued workers’ compensation accrual follows:

Balance at December 31, 2001, net of discount of $375,000	$3,075,000
Adjustments to previous year estimates	(121,548)
Assumption of liability from business acquisition	3,045,900
Additions to expense	9,055,643
Payments	(3,250,009)

Balance at December 31, 2002, net of discount of $827,429	$11,804,986
Adjustments to previous estimates	$118,214
Deposits transferred to extinguish claims liability	(7,796,622)
Additions to expense	6,538,702
Payments	(3,888,838)

Balance at December 31, 2003, net of discount of $944,402	$6,776,442

The Company maintains cash deposits in relation to these programs, which amounted to $6,190,172 and $10,412,000 at December 31, 2003 and 2002, respectively, and are reflected under the “Deposits” classification in the current assets section on the Company’s Consolidated Balance Sheets.

On May 19, 2003, the Company entered into a deductible reimbursement reinsurance agreement with an insurance carrier for workers’ compensation coverage for certain worksite employees. The agreement is effective for losses incurred from August 1, 2002 and covers the first dollar of exposure up to the stop-loss limit insured with the primary carrier. The Company has been legally released by the primary carrier from its payment obligation for the retrospective portion of this agreement. Accordingly, on May 19, 2003, the Company assigned approximately $7,800,000 in deposits to the reinsurer, which reduced the Company’s current portion of workers’ compensation reserves by the same amount.

Health Insurance

The Company provides health insurance to its worksite and internal employees through three plans. The cost of two plans is fixed and determinable in the current period, while through the remaining plan, the Company retains some risk.

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

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Letters of Credit

The Company has $27,100,000 in irrevocable letters of credit available for the benefit of the Company’s workers’ compensation and other insurance carriers. The irrevocable letters of credit expire at various dates through October 17, 2004 and may be extended under certain circumstances as defined in the agreements governing such irrevocable letters of credit. The Company pays fees in relation to these irrevocable letters of credit that totaled $1,987,295 and $112,500, respectively, for the years ended December 31, 2003 and 2002 and is reflected in the accompanying Consolidated Statements of Operations. At December 31, 2003, no draws against such irrevocable letters of credit were outstanding.

On April 9, 2003, the Company entered into a one-year irrevocable letter of credit in the amount of $2,673,000 for the benefit of the holder of a 10% promissory note of the Company in the same amount. The Company is required to pay an annual financing fee of 10% of the amount of the letter of credit. This letter of credit shall be deemed automatically extended for additional one year periods, unless 60 days prior to any expiration date, the financial institution shall notify the Company that it elects not to renew this arrangement. See Note 8.

Employment Agreements

On February 12, 2003, the Company entered into employment agreements for five-year terms with its Chairman, President and Chief Executive Officer, and Executive Vice President and General Counsel (“Executives”) at annual salaries of $300,000, $300,000 and $250,000, respectively. Pursuant to these agreements, the Executives are eligible to participate in any incentive compensation plan developed for the Company’s key employees and shall be entitled to certain other executive perquisites. The obligations specified in these agreements remain in full force and effect for the applicable remaining terms of the agreements upon cessation of the Executive’s employment unless the Executive is terminated for good cause or voluntarily terminates his employment without good cause.

Effective December 12, 2003, the Company entered into an employment agreement for a two-year term with its Chief Financial Officer (“CFO”) at an annual salary of $165,000. Pursuant to this agreement, the CFO is eligible to participate in certain incentive compensation plans developed for the Company’s key employees and shall be entitled to certain other executive perquisites. The CFO shall be paid 12 months of his base salary under certain circumstances upon cessation of his employment.

Administrative Services Provider Service Agreement and Equity Agreement

On May 16, 2003, the Company entered into a service agreement with a provider of administrative services provider (“ASP”) to supply information technology services to the Company in areas such as finance and accounting, payroll, benefits and workers’ compensation administration. The term of the agreement is for five years from March 11, 2003, the effective date of the agreement.

The Company shall pay the ASP a monthly fee based on the number of active employees in the applicable month. However, in no event shall the monthly fee be less than $30,000. The monthly fee is guaranteed for the first year of services to the Company under this agreement and is subject to increase in an amount not to exceed 5% per year. The Company is also responsible for the payment of all costs and expenses incurred by the ASP on behalf of the Company. The Company has paid implementation fees amounting to $21,120 in relation to this agreement, which has been expensed on the Company’s Consolidated Statement of Operations during 2003.

Presidion Corporation
Notes to Consolidated Financial Statements (continued)
For the Periods Ended December 31, 2003, 2002 and 2001

Also on May 16, 2003, and as part of the service agreement, the Company also entered into an equity agreement with the ASP which provides that 75% of the gross monthly fees incurred during the period of May 17, 2003 through May 16, 2004 under the equity agreement shall be applied to the acquisition of preferred stock of the ASP on May 16, 2004. The remaining 25% of the gross monthly fees shall be expensed as incurred. The equity percentage of the gross monthly fees declines to 10% for all applicable years subsequent to the first year of the equity agreement. The Company has recognized $271,111 in the “Investments” classification in the long-term assets section of the Company’s Consolidated Balance Sheet at December 31, 2003 in relation to the portion of monthly gross fees being applied to the acquisition of preferred stock of the ASP on May 16, 2004.

17. Quarterly Financial Data (Unaudited)

	2003
	QTR 1	QTR 2	QTR 3	QTR 4 (a)
Revenues	$31,489,830	$32,504,696	$30,217,473	$30,993,807
Gross profit	8,451,745	8,081,335	7,501,959	5,599,674
Net income (loss)	(656,157)	48,843	(789,521)	(4,637,072)
Basic and diluted income (loss) per share of common stock	$(0.01)	—	—	$(0.05)

	2002
	QTR 1	QTR 2 (b)	QTR 3	QTR 4
Revenues	$30,253,301	$29,475,898	$33,312,109	$30,671,037
Gross profit	6,768,592	6,111,628	7,650,388	8,219,383
Net income (loss)	(55,422)	93,852	31,142	37,685
Basic and diluted income (loss) per share of common stock	—	—	—	—

(a)	The net loss of $4.6 million for the fourth quarter of 2003 includes a write-off of uncollectible notes receivables of $0.9 million and tax penalties of $1.8 million.

(b)	On June 14, 2002, the Company acquired certain client contracts of a wholly owned subsidiary of a company owned by the Chairman of the Company.

Presidion Corporation
Schedule II
Consolidated Schedule of Valuation & Qualifying Accounts

			Additions
			to
	Balance	Charged to	(Deductions
	Beginning	Costs and	from)	Balance End
	of Period	Expenses	Reserve	of Period
Allowance for doubtful accounts for the periods ended December 31:
2003	$129,730	$(101,541)	$104,700	$132,889
2002	$425,000	$(79,730)	$(215,540)	$129,730
2001	$500,000	$(31,000)	$(44,000)	$425,000
Valuation allowance against tax credits for the periods ended December 31:
2003	—	—	$1,450,000	$1,450,000
2002	—	—	—	—
2001	—	—	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 15, 2003, Presidion Corporation f/k/a MediaBus Networks, Inc. (“Presidion”) dismissed Hurley and Co. (“Hurley and Co.”) as its independent certified public accountants.

There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On May 15, 2003, Presidion engaged Ernst & Young as its principal accountant to audit Presidion’s 2002 financial statements. Presidion did not consult Ernst & Young on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-X during the Registrant’s two most recent fiscal years or any subsequent interim period prior to engaging Ernst & Young.

Reference is made to Form 8-K, dated May 15, 2003.

Effective December 3, 2003, Presidion dismissed Ernst & Young LLP (“Ernst & Young”) as its independent certified public accountants.

There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On December 3, 2003, Presidion engaged Follmer Rudzewicz PLC as its principal accountant to audit Presidion’s financial statements. Presidion did not consult Follmer Rudzewicz PLC on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-X during Presidion’s two most recent fiscal years or any subsequent interim period prior to engaging Follmer Rudzewicz PLC.

Reference is made to Form 8-K/A dated December 3, 2003.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are not effective at this reasonable assurance level as of the of period covered.

As of the end of fiscal year covered by this Annual Report, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving disclosure controls constituted weaknesses. The deficiencies related to the timeliness of general ledger account reconciliation and analysis, and financial reporting expertise. More specific discussion is set forth below.

General Ledger Account Reconciliation and Analysis. Certain general ledger accounts were not reconciled on a timely basis. Following the date of the Certifying Officer’s evaluation, Presidion implemented procedures to assist in the timely preparation and review of reconciliation and analysis of these general ledger accounts on a monthly basis.

Financial Reporting Expertise. Over the course of the last three years Presidion has grown through acquisitions and Presidion is positioning itself for further revenue growth. The integration of these acquisitions continues to place significant burdens on Presidion’s financial reporting systems and resources. The Certifying Officers have determined that Presidion did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended December 31, 2003, the Company’s Principal Executive Officer and Principal Financial Officer have determined that the following changes are necessary to Presidion’s internal controls over financial reporting. The Certifying Officers, with Company’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the disclosure controls and procedures as effective in the future. In addition, in December 2003, Presidion appointed a new Chief Financial Officer with experience in the rules and regulations of the Securities and Exchange Commission, generally accepted accounting principles, financial reporting practices, and internal controls, in an effort to address this deficiency.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth the name, age and positions, of Presidion’s executive officers and directors as of April 28, 2004. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or has been enjoined from participating in any business, including the securities industry or otherwise during the last five years. No director or officer is a director of any other reporting company.

Name of
Director/Executive Officer	Age	Position	Period Served
Craig A. Vanderburg	37	President, Chief Executive Officer and Director	July 2000 to Present
John W. Burcham II	47	Chairman of the Board of Directors	July 2000 to Present
James E. Baiers	50	Executive Vice President, General Counsel and Director	July 2000 to Present
Brian Jarzynski	37	Chief Financial Officer	December 2003 to Present
Anthony Danon	39	Director	September 2003 to Present

Craig A. Vanderburg, Co-Founder, President and Chief Executive Officer. Mr. Vanderburg served two terms on the Board of Directors for the National Association of Professional Employer Organizations (NAPEO), and is a past president of the Midwest chapter. Mr. Vanderburg has served on NAPEO’s Accounting Practices Committee for seven years and held the position of Chair during 1996 and 1997. This committee was responsible for the creation of current accounting standards and ratio analysis performed on the industry. Prior to his duties at Presidion, which began in July 2000, Mr. Vanderburg was founder and President/CEO of the Genesys Group, based in Troy, Michigan. Genesys was started in 1992 and grew to become the second largest PEO in Michigan and one of the states top 200 private businesses. In February 1999, Mr. Vanderburg sold Genesys to Simplified Employment Services, one of the nations largest PEO’s, where Mr. Vanderburg served as Executive Vice-President until July 2000. Mr. Vanderburg also holds the industry certification of Certified Professional Employer Specialist.

John W. Burcham, II, Co-Founder and Chairman of the Board of Directors. Mr. Burcham is responsible for strategic development and growth of Presidion and has been involved in the PEO industry since 1986. Mr. Burcham has extensively evaluated PEO’s and has completed several mergers, acquisitions and strategic alliances. Prior to his responsibilities at Presidion, which began in July 2000, Mr. Burcham was founder and Chairman/CEO of National Human Resource Committee, Inc., which began operations in December 1995 and was sold to Simplified Employment Services, a national PEO in 1999, where Mr. Burcham served as Executive Vice President for Mergers and Acquisitions and Corporate Development Activities until joining Presidion.

James E. Baiers, Executive Vice President and General Counsel. Mr. Baiers was a partner and litigation practice group leader for Clark Hill, PLC, a major Detroit law firm from 1979 to 1997. Mr. Baiers had been Vice-President for Corporate Personnel Services, Inc., a staffing services company, and counsel for two major Michigan-based PEO’s, National Human Resources Committee, Inc., from February 1999 to May 1999, and Simplified Employment Services, from May 1999 to July 2000, when he joined Presidion. Mr. Baiers is a member of the Michigan State Bar and is very active in the legal community, having been a member of the Michigan Attorney Discipline Board, the Michigan State Bar Grievance Committee and a trustee of the Detroit Metropolitan Bar Foundation. He is currently a director for the Florida Association of Professional Employer Organizations

Brian Jarzynski, Chief Financial Officer. Mr. Jarzynski was named Senior Vice President and Chief Financial Officer of the Company in December 2003. Mr. Jarzynski was Senior Vice President, Chief Financial Officer and Treasurer of Comshare, Incorporated from January 2001 through December 2003. From August 1999 until February 2001, Mr. Jarzynski served as Comshare’s Controller and Chief Accounting Officer. From 1989 until August 1999, Mr. Jarzynski held various positions at Ernst & Young LLP.

Anthony Danon, Director. Mr. Danon has held the position of Executive Vice President of Wirestone, LLC, a provider of technology solutions since September 2000. Mr. Danon served as Chief Financial Officer of Strategic Outsourcing, Inc., from June 1999 to August 2000. Previously, Mr. Danon was Vice President at GevityHR, Inc., a professional employment organization from May 1995 to June 1999. Mr. Danon has been a director of Presidion since September 2003.

On February 4, 2004, Richard R. Widgren resigned from Presidion’s Board of Directors to allow him to spend more time on his other business interests. Presidion expresses its appreciation to Mr. Widgren for his service as a Director.

Presidion presently has no independent audit committee. The audit committee function is performed by the entire board of directors. Mr. Danon qualifies as an audit committee financial expert.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Presidion’s executive Officers, directors and persons owning more than 10% of Presidion’s common stock to file reports of initial ownership and changes of ownership with the Securities and Exchange Commission. Based solely on its review of copies of such forms maintained by Presidion, Presidion believes that during 2003 all of the Section 16(a) filing requirements applicable to executive officers, directors and 10% stockholders were complied with, except that Anthony Danon inadvertently failed to timely file a report of initial beneficial ownership of Presidion’s securities and he failed to timely file a report of changes to beneficial ownership of Presidion’s securities in relation to a stock option grant. Mr. Danon subsequently filed the required reports.

Code of Ethics

Presidion has adopted a code of ethics that applies to all persons employed by Presidion including its principal executive officers, including its principal financial and accounting officer. The code of ethics is posted on our Website. The Internet address for our Website is http://www.presidion.com, and the code of ethics may be found as follows:

1.	From our main Web page, first click on “Investor Relations.”

2.	Next, click on “Officers and Directors.”

3.	Finally, click on “Code of Ethics.”

A copy of the code of ethics may be obtained by contacting Presidion’s General Counsel at 755 W. Big Beaver Road, Suite 1700, Troy, MI 48084. The telephone number is 248-269-9600.

Presidion intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on Presidion’s Website, at the address and location specified above.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned by each of Presidion’s executive officers for the years ended December 31, 2003 and 2002, and for the period from May 3 to December 31, 2001.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
				Other	Restricted		Other
				Compensation	Stock	Underlying	Compens
Name and Principal Position	Year	Salary	Bonus	(4)	Awards	Options	ation
Craig A. Vanderburg	2003	$300,000	$125,000	$24,000	—	—	—
President and	2002	306,571	30,000	24,000	—	—	—
Chief Executive Officer	2001	164,587	—	16,000	—	—	—
Chief Financial Officer (1)
John W. Burcham II	2003	$300,000	$125,000	$24,000	—	—	—
Chairman	2002	306,571	30,000	24,000	—	—	—
	2001	164,587	—	16,000	—	—	—
James E. Baiers	2003	$250,000	$40,000	$24,000	—	—	—
Executive Vice-President,	2002	203,316	25,000	24,000	—	—	—
General Counsel	2001	125,010	—	16,000	—	—	—
Brian Jarzynski	2003	—	—	—	—	—	—
Chief Financial Officer (2)	2002	—	—	—	—	—	—
	2001	—	—	—	—	—	—
Andrew S. Alley	2003	$86,531	$25,000	—	—	—	—
Chief Financial Officer (3)	2002	136,720	—	—	—	—	—
	2001	—	—	—	—	—	—

(1)	Mr. Vanderburg also acted as Chief Financial Officer from May 2003 to December 2003.

(2)	Joined Presidion in December 2003.

(3)	Resigned from Presidion in May 2003.

(4)	Includes automobile allowance and club memberships.

Long-Term Incentive Plans – Executive Officers

Other than options to purchase 1,800,000 shares of common stock granted to Anthony Danon, as described below, Presidion has not granted any stock options since inception nor entered into any long-term incentive plan awards with its executive officers or any other employees.

Employment Agreements

On February 12, 2003, Presidion entered into five-year employment agreements with Messrs. Burcham, Vanderburg and Baiers, providing for annual base salaries of $300,000 for Messrs. Burcham and Vanderburg and $250,000 for Mr. Baiers. The annual base salaries may be increased on at least an annual basis. Pursuant to these agreements, Messrs. Burcham, Vanderburg and Baiers are entitled to certain executive perquisites encompassing car allowances and club memberships. If the employment of Messrs. Burcham, Vanderburg and Baiers is terminated without good cause, they will be entitled to receive the applicable minimum base salary in effect at date of termination as well company employee benefits and executive perquisites for the remaining term of the agreements from the date of termination.

Effective December 15, 2003, Presidion entered into a two-year employment agreement with Mr. Jarzynski providing for an annual base salary of $165,000. This agreement also provides Mr. Jarzynski with other executive perquisites. Under certain circumstances, in the event of termination of Mr. Jarzynski’s employment, Mr. Jarzynski shall be entitled to 12 months of his base salary from the date of termination.

Compensation of Directors

Independent members of Presidion’s Board of Directors are paid at the rate of $5,000 per meeting in which they participate. Management members of Presidion’s Board of Directors receive no compensation for serving as members of the Board.

On September 8, 2003, Presidion granted an option to Mr. Danon for the purchase of 1,800,000 shares of Presidion’s common stock at $0.31 per share, which was the quoted market price of Presidion’s common stock at the date of grant. As of April 28, 2004, options to purchase 1,125,000 shares of Presidion’s common stock are exercisable. As of April 28, 2004, no exercises have occurred in relation to this stock option.

Committees of The Board Of Directors

Presidion presently has no committees in association with its Board of Directors.

Participation of the Board of Directors in Determination of Executive Compensation

All executive officer members of Presidion’s Board of Directors participated in all deliberations concerning executive officer compensation during 2003. Presidion has no compensation policies outlining factors and criteria underlying awards or payments in relation to executive officers.

Stock Performance Graph

No stock performance graph has been presented. There are presently no yearly trends in the returns associated with Presidion’s common stock. On February 11, 2003, Presidion was a party to a reverse acquisition in which a wholly owned subsidiary of Presidion, Presidion Solutions, Inc., was the accounting acquiror. Prior to February 11, 2003, the legal entity of Presidion was a publicly traded development stage company with no business operations. Therefore, subsequent to February 11, 2003, Presidion traded for only less than 11 months through December 31, 2003 on the Over-the-Counter Bulletin Board.

If $100 had been invested in Presidion common stock at the closing price of the stock on the Over-the-Counter Bulletin Board on February 11, 2003, 92.59 shares would have been purchased at $1.08 per share. On December 31, 2003, the 92.59 shares would have a fair value of $31.48 based upon a closing price of $0.34 per share, resulting in a negative return.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect of the beneficial ownership as of April 28, 2004 for any person who is known to Presidion to be the beneficial owner of more than 5% of Presidion’s Common Stock, excluding officers and directors.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class (1)
Common stock	Mercator (2)
	555 South Flower St.
	Suite 4500
	Los Angeles, CA 90071	10,761,765	9.88%
Common stock	Amfinity Capital L.L.C.
	2215 South York St.
	Suite 400
	Oak Brook, IL 60523	5,915,549	5.43%

(1)	Applicable percentage of ownership is based on 96,766,439 shares of common stock outstanding as of April 28, 2004 together with securities exercisable or convertible into shares of common stock within 60 days of April 28, 2004, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 28, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation is for form purposes only.

(2)	Combined holdings of Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Mercator Focus Fund, L.P. as a result of conversion of a debenture into 9,411,765 shares and the exercise of warrants for the aggregate purchase of 1,350,000 shares.

The following table sets forth information with respect of the beneficial ownership as of April 28, 2004 by management and directors of Presidion.

	Name and Address of	Amount and Nature of	Percentage of
Title of Class	Beneficial Owner (1)	Beneficial Ownership	Class (2)
Common stock	Craig A. Vanderburg	35,476,341	32.58%
Common stock	John W. Burcham II	35,476,341	32.58%
Common stock	James E. Baiers	7,881,749	7.23%
Common stock	Brian Jarzynski	—	—
Common stock	Anthony Danon	1,350,000	1.24%

Total		80,184,431	73.65%

(1)	755 West Big Beaver Rd., Suite 1700, Troy, MI 48084

(2)	Applicable percentage of ownership is based on 96,766,439 shares of common stock outstanding as of April 28, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of April 28, 2004, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 28, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation is for form purposes only.

Presidion has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the shares indicated above.

Item 13. Certain relationships and Related Transactions.

VRBB is a limited liability company that leases aircraft and provides charter airline service to consumers, primarily corporations. John Burcham, the Chairman of Presidion, holds a 33% interest in VRBB. During 2003, Presidion paid VRBB $467,000 for services and utilized $308,000 during the same period. As a result, the Company has a non-interest bearing deposit of approximately $160,000 with VRBB, which is expected to be utilized or repaid during the current fiscal period.

During 2001, Presidion loaned to Craig Vanderburg, the CEO of the Company, $35,000 at an interest rate of 2.0% per annum. During 2003, the Company extended the term of the note from October 2003 to October 2004. Subsequent to December 31, 2003, the balance of the note, including interest, was repaid to Presidion.

During June 2002, John Burcham, the Chairman of Presidion, through a wholly-owned entity, purchased the stock of BST, Inc., a PEO in Florida. As part of the acquisition, BST is obligated to make debt payments to the former shareholders of BST. In June 2002, BST entered into an agreement with Presidion pursuant to which BST has assigned certain contracts to Presidion, and Presidion has agreed to make certain earn-out payments to BST. While the earn-out payments were intended to match the timing of the debt payments owed to the former shareholders of BST, debt payments to BST were required prior to the earned amount per the agreement from Presidion to BST. To prevent a default by BST on its debt payment obligations, resulting in the loss of the contracts by Presidion, BST was paid $927,000 in advance of the scheduled earn-out payments. Through the end of the earn-out agreement, all of the advanced debt payments shall offset the amounts owed by Presidion to BST. In addition to funds necessary to cover debt payments, Presidion also paid third party invoices for BST in the amounts of $163,000 in 2003 and $43,000 during the first half of 2002 to avoid default by BST on its obligations.

During 2001 and the first half of 2002, Presidion made advances to the Chairman of Presidion totaling $885,000 in the form of non-interest bearing notes, for a total outstanding balance due, including the non debt advances paid to BST of $206,000, of approximately $1.1 million at December 31, 2003.

In order to address concerns under the Sarbanes-Oxley Act of 2002 regarding certain of these loans, Presidion has taken the following actions to secure repayment of the above-described outstanding loans and advances:

1.	Presidion and the Chairman have proposed a 12-month secured promissory note with an interest rate of 4% per annum, with the principal due in a balloon payment at the end of the term. The amount of the note is $1.1 million and represents all amounts owed by the Chairman to Presidion. The assets of HRG, an unaffiliated company 100% owned by Mr. Burcham, and the Company’s common stock held by Mr. Burcham, subject to other liens, secure the note. The proposed note contains a confession judgment provision enabling Presidion to obtain immediately, an enforceable judgment against Mr. Burcham if the note is not paid when due.

2.	The Chairman has agreed to cancel shares of preferred stock owned by him in Presidion to reduce the amount of the secured promissory note. While preferred stock was originally purchased in July 2002 from Presidion for $1.0 million, the Chairman shall only receive an offset to the extent of the current market value of the preferred stock, based on an independent valuation to be obtained in the next 30 days.

Presidion employs, in various capacities, certain relatives of the Chairman of Presidion and the President of Presidion. Aggregate compensation expense pertaining to these employment arrangements amounted to $0.1 million in the year ended December 31, 2003.

Presidion made cash advances to Presidion, Inc., a Company owned by the Chairman, President, and Chief Legal Officers of Presidion, totaling approximately $608,000 without interest for the purchase of an office building in Miami, Florida. During 2003, Presidion, Inc. entered into an agreement to sell the office building to an unrelated party and Presidion collected $600,000 pertaining to the receivable from Presidion, Inc.

Item 14. Principal Accounting Fees and Services.

Follmer Rudzewicz PLC (“Follmer”) served as Presidion’s independent auditor for the 2003 annual audit, while Ernst & Young LLP (“E&Y”) served as Presidion’s independent auditor for the 2002 annual audit.

Fees billed to Presidion by Follmer for services rendered during 2003 and 2002 were as follows:

	2003	2002
Audit fees	$6,570	—
Audit related fees	—	—
Tax fees	—	—

Total	$6,570	—

Fees billed to Presidion by E&Y for services rendered during 2003 and 2002 were as follow:

	2003	2002
Audit fees	$664,073	$260,659
Audit related fees	37,798	148,007
Tax fees	56,873	8,120

Total	$758,744	$416,786

“Audit Fees” for audit services in 2003 and 2002 include fees associated with the annual audit, the reviews of Presidion’s quarterly reports on Form 10-Q and service performed in relation to a registration statement that was ultimately not filed with the Securities and Exchange Commission.

“Audit Related Fees” consist of assurance and related services that are not reasonably related to the performance of the audit or interim financial statement review and are not reported under audit fees and are other audit services requested by management which are in addition to the scope of the financial statement audit.

Tax fees include tax compliance, tax advice, tax return preparation and tax planning.

Presidion has no audit committee to pre-approve audit and non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements. See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

(a)(2)	Financial Statement Schedules. See Item 8. “Financial Statements and Supplementary Data” Schedule II – Valuation and Qualifying Accounts of this Form 10-K.

(a)(3)	Exhibits. See “Index to Exhibits” of this Form 10-K.

(b)	Reports on Form 8-K filed for the quarter ended December 31, 2003.

A Form 8-K/A, dated December 3, 2003, was filed on December 16, 2003 regarding a change in Presidion’s certifying accountant to Follmer Rudzewicz PLC from Ernst & Young LLP.

A Form 8-K, dated December 12, 2003, was filed on December 12, 2003 regarding a Regulation F-D disclosure announcing that Brian Jarzynski had been appointed Chief Financial Officer of Presidion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDION CORPORATION

By: /S/ Craig A. Vanderburg
Craig A. Vanderburg
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/S/John W. Burcham II	Chairman of the Board of Directors

John W. Burcham II

/S/ Craig A. Vanderburg Craig A. Vanderburg	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ Brian Jarzynski Brian Jarzynski	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ James E. Baiers James E. Baiers	Executive Vice President, General Counsel and Director

/S/ Anthony Danon	Director

Anthony Danon

INDEX TO EXHIBITS

Exhibit 3.1	Form of Amended and Restated Articles of Incorporation of Presidion Corporation dated March 26, 2004.	Included in this filing

Exhibit 3.2	Form of Bylaws of Presidion Corporation	Included in this filing

Exhibit 10.1	Employment Agreement between Craig A. Vanderburg and Presidion Solutions, Inc., dated February 12, 2003	Included in this filing

Exhibit 10.2	Employment Agreement between John W. Burcham II and Presidion Solutions, Inc., dated February 12, 2003	Included in this filing

Exhibit 10.3	Employment Agreement between James E. Baiers and Presidion Solutions, Inc., dated February 12, 2003	Included in this filing

Exhibit 10.4	Employment Agreement between Brian Jarzynski and Presidion Corporation, effective December 15, 2003	Included in this filing

Exhibit 14.1	Code of Business Conduct and Ethics for Presidion Corporation	Included in this filing

Exhibit 21.1	List of subsidiaries	Included in this filing

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 99.1	Merger Agreement, dated February 11, 2003, by and among MediaBus Networks, Inc., Presidion Acquisition Sub, Inc., Presidion Solutions, Inc., the shareholders of Presidion Solutions, Inc. and Kenneth O. Lipscomb.	Incorporated by Reference to Exhibit 99.1 to Form 8-K filed on February 27, 2003

Exhibit 99.2	Securities Purchase Agreement, dated February 12, 2003, by and among MediaBus Networks, Inc., Presidion Solutions, Inc., Mercator Momentum Fund LP, Mercator Momentum Fund III, LP and Mercator Focus Fund, LP.	Incorporated by Reference to Exhibit 99.2 to Form 8-K filed on February 27, 2003

Exhibit 99.3	Registration Rights Agreement, dated February 12, 2003, by and among Mercator Momentum Fund LP, Mercator Momentum Fund III, LP Mercator Focus Fund, LP and MediaBus Network, Inc.	Incorporated by Reference to Exhibit 99.3 to Form 8-K filed on February 27, 2003

Exhibit 99.4	Presidion Solutions, Inc. and MediaBus Network, Inc. 6.5% Secured Convertible Debenture, dated February 12, 2003 in the principal amount of $1,560,000 payable to Mercator Focus Fund, LP.	Incorporated by Reference to Exhibit 99.4 to Form 8-K filed on February 27, 2003

Exhibit 99.5	Presidion Solutions, Inc. and MediaBus Network, Inc. 6.5% Secured Convertible Debenture, dated February 12, 2003 in the principal amount of $240,000 payable to Mercator Momentum Fund, LP.	Incorporated by Reference to Exhibit 99.5 to Form 8-K filed on February 27, 2003

Exhibit 99.6	Presidion Solutions, Inc. and MediaBus Network, Inc. 6.5% Secured Convertible Debenture, dated February 12, 2003 in the principal amount of $200,000 payable to Mercator Momentum Fund III, LP.	Incorporated by Reference to Exhibit 99.6 to Form 8-K filed on February 27, 2003

Exhibit 99.7	Stock Purchase Warrant, dated February 12, 2003, issued to Mercator Momentum Fund, LP.	Incorporated by Reference to Exhibit 99.7 to Form 8-K filed on February 27, 2003

Exhibit 99.8	Pledge Agreement, dated February 12, 2003, by John W. Burcham II.	Incorporated by Reference to Exhibit 99.8 to Form 8-K filed on February 27, 2003

Exhibit 99.9	Pledge Agreement, dated February 12, 2003, by Craig A. Vanderburg	Incorporated by Reference to Exhibit 99.9 to Form 8-K filed on February 27, 2003

Exhibit 99.10	Pledge Agreement, dated February 12, 2003, by James E. Baiers	Incorporated by Reference to Exhibit 99.10 to Form 8-K filed on February 27, 2003

Exhibit 99.11	Payment Guaranty, dated February 11, 2003, by Presidion Solutions, Inc. in favor of Mercator Advisory Group, LLC, acting as agent for Mercator Momentum Fund, LP and Mercator Focus Fund, LP	Incorporated by Reference to Exhibit 99.11 to Form 8-K filed on February 27, 2003

Exhibit 99.12	Payment Guaranty, dated February 11, 2003, by John W. Burcham II in favor of Mercator Advisory Group, LLC, acting as agent for Mercator Momentum Fund, LP and Mercator Focus Fund, LP	Incorporated by Reference to Exhibit 99.12 to Form 8-K filed on February 27, 2003

Exhibit 99.13	Payment Guaranty, dated February 11, 2003, by Craig A. Vanderburg in favor of Mercator Advisory Group, LLC, acting as agent for Mercator Momentum Fund, LP and Mercator Focus Fund, LP	Incorporated by Reference to Exhibit 99.13 to Form 8-K filed on February 27, 2003

Exhibit 99.14	Payment Guaranty, dated February 11, 2003, by James E. Baiers in favor of Mercator Advisory Group, LLC, acting as agent for Mercator Momentum Fund, LP and Mercator Focus Fund, LP	Incorporated by Reference to Exhibit 99.14 to Form 8-K filed on February 27, 2003

Exhibit 99.15	Amendment and Waiver Agreement, by and among Presidion Solutions, Inc., Presidion Corporation and Mercator Advisory Group, LLC, acting as agent for Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and Mercator Focus Fund, L.P.	Included in this filing

Exhibit 99.16	Assignment agreement, dated June 13, 2002, between BST Group, Inc and Presidion Solutions IV, Inc.	Included in this filing

Exhibit 99.17	Payment schedule, dated June 14, 2002, between BST Group, Inc and Presidion Solutions IV, Inc.	Included in this filing