Form 10-Q
period 2004-03-31
PRESIDION CORP
filed 2004-05-25
CIK 1123130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-3149

PRESIDION CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0832987
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

755 W. Big Beaver, Suite 1700
Troy, Michigan 48084
(Address of principal executive offices, including zip code)
(248) 269-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No ☒.

As of May 10, 2004, 96,766,439 shares of the Registrant’s common stock, $0.0000303 par value per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presidion Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$216,298	$263,105
Accounts receivable, less allowance for doubtful accounts of $207,889 and $132,889, respectively	13,681,938	18,305,182
Notes receivable	950,968	947,727
Related party receivables	1,453,735	1,453,566
Deferred income taxes	1,072,797	1,072,797
Deferred financing costs	432,442	559,566
Deposits	8,544,963	8,567,872
Prepaid expenses and other current assets	1,700,624	1,871,475

Total current assets	28,053,765	33,041,290
Property and equipment, net	1,591,916	1,664,537
Restricted cash	—	120,405
Notes receivable, less current portion	287,484	298,215
Related party receivables, less current portion	687,134	761,323
Deferred income taxes	1,859,230	1,859,230
Deferred financing costs	—	43,244
Client contracts, net of accumulated amortization of $1,356,213 and $1,178,220, respectively	1,333,044	1,320,045
Investments	463,649	271,111
Goodwill, net	14,706,191	14,706,191

Total assets	$48,982,413	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Balance Sheets (continued)
As of March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
Liabilities and stockholders’ equity	(unaudited)
Current liabilities:
Bank line of credit	$4,100,000	$4,600,000
Drafts outstanding	2,820,265	3,962,516
Secured convertible debentures	2,000,000	2,000,000
Accounts payable	1,982,558	1,828,890
Accrued compensation and benefits	13,575,878	16,819,680
Accrued payroll taxes	7,795,691	7,703,633
Accrued workers’ compensation premiums	1,276,628	1,100,714
Other accrued liabilities	5,255,386	4,467,446
Current portion of workers’ compensation reserve	2,230,056	2,014,603
Current portion of long-term debt	4,708,151	5,052,406

Total current liabilities	45,744,613	49,549,888
Long-term debt	73,029	85,104
Workers’ compensation reserve	4,492,636	4,761,839
Other liabilities	164,231	202,795

Total liabilities	50,474,509	54,599,626
Stockholders’ equity (deficit):
Preferred stock:
50,000,000 shares authorized, 1,000 shares issued and outstanding.	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized, par value at $0.0000303 per share and shares issued and outstanding are 96,766,439, at both balance sheet dates.	2,932	2,932
Additional paid-in capital	3,756,671	3,756,671
Retained earnings (deficit)	(6,251,699)	(5,273,638)

Total stockholders’ equity (deficit)	(1,492,096)	(514,035)

Total liabilities and stockholders’ equity (deficit)	$48,982,413	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Statements of Operations
For the three month periods ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(unaudited)
Revenues (gross billings of $163,278,242 and $188,610,030 less direct wage costs of $136,118,568 and $157,120,200, respectively)	$27,159,674	$31,489,830
Direct expenses:
Payroll taxes, benefits and workers’ compensation	19,720,786	23,038,085

Gross profit	7,438,888	8,451,745
Operating expenses:
Selling, general and administrative	7,019,494	6,797,559
Depreciation and amortization	494,749	557,074

Operating income (loss)	(75,355)	1,097,112
Interest income	5,395	17,244
Interest expense	(910,012)	(1,600,085)
Other	664	6,634

Income (loss) before provision for income taxes	(979,308)	(479,095)
Income tax expense (benefit)	(1,247)	177,062

Net income (loss)	$(978,061)	$(656,157)

Basic and diluted income (loss) per share of common stock	$(0.01)	$(0.01)
Basic and diluted average number of common shares outstanding	96,766,439	96,766,439

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net cash provided by operating activities	2,373,807	1,993,246
Cash flows from investing activities
Purchase of property and equipment	(244,134)	(191,535)
Restricted cash	120,405	—
Loans and advances to related parties	(116,972)	(819,392)
Payments on loans and advances to related parties	190,992	388,225
Principal payments received on notes receivable	11,206	13,731
Proceeds on disposal of property and equipment	—	1,500
Payments on acquired client contracts	(190,992)	(220,725)
Investments	(192,538)	—

Net cash used in investing activities	(422,033)	(828,196)
Cash flows from financing activities
Payments on borrowings	(356,330)	(674,164)
Proceeds from issue of 6.5% secured convertible debentures	—	2,000,000
Payments on bank line of credit	(3,200,000)	(5,800,000)
Borrowings on bank line of credit	2,700,000	3,314,061
Deferred financing costs	—	(325,091)
Drafts outstanding	(1,142,251)	406,635

Net cash used in financing activities	(1,998,581)	(1,078,559)

Net increase (decrease) in cash	(46,807)	86,491
Cash at beginning of period	263,105	515,620

Cash at end of period	$216,298	$602,111

Supplemental Disclosures:
Cash paid for interest	$435,921	$618,997
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2004 and 2003

1. Nature of Business and Basis of Presentation

Except as the context otherwise indicates, “Presidion” refers to Presidion Corporation and its subsidiaries.

Presidion was incorporated in the State of Florida in 2000, commenced business operations in 2001 and is headquartered in Troy, Michigan.

Presidion provides outsourced business services through a co-employment relationship on a service agreement basis. We provide services to approximately 2,400 businesses through approximately 32,000 worksite employees as of March 31, 2004.

Presidion operates as a professional employer organization (“PEO”) and operates under one reportable segment in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

These condensed consolidated financial statements include the accounts of Presidion and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Interim Financial Information

In the opinion of Presidion’s management, the unaudited financial information presented reflects all adjustments (consisting primarily of normal recurring accruals), which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Presidion’s Form 10-K, filed with the SEC on May 18, 2004.

3. Revenue and Associated Cost Recognition

Presidion’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the condensed consolidated balance sheets in the amounts of $12.7 million and $15.2 million, respectively, at March 31, 2004 and December 31, 2003. In addition, $12.2 million and $14.6 million, respectively, of accrued payroll for the above mentioned employees are recognized as an accrued liability at March 31, 2004 and December 31, 2003, respectively.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of a stock option and a warrant and upon the assumed conversion of convertible debentures as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effects of common stock equivalents have not been included in diluted loss per share for the three months ended March 31, 2004, as the effect would be anti-dilutive.

Presidion Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2004 and 2003

5. Stock-Based Compensation

On September 8, 2003, Presidion granted an option to a member of its Board of Directors for the purchase of 1.8 million shares of Presidion’s common stock at $0.31 per share, which was the quoted market price of Presidion’s common stock at the date of grant. Effective October 1, 2003, 675,000 shares subject to the option are exercisable. On the first day of each calendar quarter, commencing with the calendar quarter beginning on January 1, 2004 and ending with the calendar quarter beginning on January 1, 2005, 225,000 shares subject to the option become exercisable. The option is subject to partial forfeiture and accelerated vesting under certain circumstances. Presidion accounted for this stock option using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. No stock-based compensation cost is reflected in net loss because the option granted has an exercise price equal to the market value of the underlying common stock at the date of grant. Presidion uses the Black-Scholes option-pricing model to determine the pro-forma impact on Presidion’s net income (loss) and net income (loss) per share under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. The model utilizes a risk-free interest rate of 4.25% and certain assumptions such as expected life of the option of 2 years, expected volatility of 26.27% and expected dividend yield of 0%.

Presidion had no stock options granted during the three-month periods ended March 31, 2004 and 2003.

6. Preferred Stock

Presidion’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences and participation rights and does not have a stated dividend rate. Presidion’s bylaws prohibit the payment of dividends in relation to this series of stock.

7. Secured Convertible Debentures

On February 12, 2003, Presidion issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2,000,000, due February 12, 2004, pursuant to which up to $2,000,000 of Presidion’s common stock may be issued upon conversion of the debentures.

Presidion was in default in relation to the debentures for failure to timely file a registration statement with the United States Securities and Exchange Commission. We have received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004.

Presidion Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2004 and 2003

8. Commitments and Contingencies

Presidion and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of pending legal proceedings will not have a material effect on Presidion’s results of operations, financial position or cash flows.

Workers’ Compensation. Presidion is a participant in several large deductible workers’ compensation programs. Presidion provides accruals for its portion of potential workers’ compensation claims based upon the historical claim experience of Presidion’s operating units utilizing actuarial assumptions, including an estimated discount rate of 4%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of such discounting is included in workers’ compensation expense in the accompanying condensed consolidated statements of operations. If actual workers’ compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts in the period in which the adjustment is determined. A reconciliation of the changes in Presidion’s accrued workers’ compensation accrual follows:

Balance at December 31, 2003, net of discount of $0.9 million	$6,776,442
Adjustments to previous period estimates	(53,750)
Additions to expense	580,880
Payments	(580,880)

Balance at March 31, 2004, net of discount of $0.8 million	$6,722,692

Presidion maintains cash deposits in relation to these programs, which amounted to $6.2 million at both March 31, 2004 and December 31, 2003. These amounts are reflected under the “Deposits” classification in the current assets section of Presidion’s condensed consolidated balance sheets.

Health Insurance. Presidion provides health insurance to its worksite and internal employees through three plans. The cost of two plans is fixed and determinable in the current period, while through the remaining plan, Presidion retains some risk.

Letters of Credit. Presidion has $27.1 million in irrevocable letters of credit available for the benefit of Presidion’s workers’ compensation and other insurance carriers. The irrevocable letters of credit expire at various dates through October 17, 2004 and may be extended under certain circumstances as defined in the agreements governing such irrevocable letters of credit. At March 31, 2004, no draws against such irrevocable letters of credit were outstanding.

On April 9, 2003, Presidion entered into a one-year irrevocable letter of credit in the amount of $2,673,000 for the benefit of the holder of a 10% promissory note of Presidion in the same amount. Presidion is required to pay an annual financing fee of 10% of the amount of the letter of credit. This letter of credit shall be deemed automatically extended for additional one-year periods, unless 60 days prior to any expiration date, the financial institution shall notify us that it elects not to renew this arrangement.

Employment Agreements. There have been no changes to the employment agreements as disclosed in Presidion’s audited consolidated financial statements for the year ended December 31, 2003.

Administrative Services Provider Service Agreement and Equity Agreement. There have been no changes to the Administrative Services Provider Service and Equity agreements as disclosed in Presidion’s audited consolidated financial statements for the year ended December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Presidion’s financial condition and results of operations should be read in conjunction with Presidion’s condensed consolidated financial statements and related footnotes for the three months ended March 31, 2004 (unaudited) and for the year ended December 31, 2003. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Presidion’s actual results, levels of activity, performance or achievements and those of Presidion’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Presidion undertakes no obligation to update the forward-looking statements in this filing.

Risks

•	Inability to retain current clients or acquire new clients;

•	Unusual or significant litigation or governmental investigation;

•	Changes in interest rates;

•	Inability to restructure debt or obtain adequate financing under conditions favorable to Presidion;

•	Effect of unemployment rates, and other issues, on clients’ ability to acquire and retain employees; and

•	Competition

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

Critical Accounting Policies and Estimates

Presidion’s discussion and analysis of its financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Presidion to make estimates and judgments that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Property and Equipment. Presidion’s property and equipment consist of furniture and fixtures, leasehold improvements and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable asset on a straight-line basis. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income in periods subsequent to such a determination. Presidion is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to Presidion’s property and equipment, we may be required to recognize an impairment loss, which could have a significant adverse impact on our operating results.

Taxes. Presidion is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which Presidion operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in Presidion’s condensed consolidated balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. A valuation allowance has been established in the amount of $1.5 million, which pertains to general business tax credits recognized by Presidion. The amount of the deferred tax assets considered realizable, however, could be reduced in the future. The recognition of a valuation allowance in relation to Presidion’s deferred tax assets could result in a significant increase in income tax expense.

Results of Operations

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues. Revenues, representing gross billings less associated direct wage costs, decreased approximately $4.3 million (13.8%), to $27.2 million during the first quarter of 2004 from $31.5 million for the same period in 2003. This decrease is mainly a result of Presidion’s decision to serve clients with a lower risk profile and to cease serving certain high-risk clients. During 2003, Presidion terminated certain high-risk clients, which resulted in a negative impact on Presidion’s revenue. We are continually assessing our client base and are focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. We consider clients to represent a high risk if, based upon safety and historical factors, there is a high likelihood of a high frequency of on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. It is Presidion’s belief that the volatility pertaining to earnings associated with the costs of workers’ compensation insurance programs will be reduced as a result of not serving such high-risk clients.

Gross Profit. Gross profit was $7.4 million for the three months ended March 31, 2004. This is a decrease of $1.0 million, or 12.0%, from the gross profit of $8.5 million for the same period in 2003. This relates almost entirely to the decrease in revenues. In addition, social security and state unemployment taxes increased as a percentage of sales, and Presidion recognized $0.5 million in penalties associated with late payments of payroll taxes representing approximately 2% of annual tax liabilities to Presidion, which remain in arrears. These increases were partially offset by a decrease in workers’ compensation expense and healthcare insurance expense as a percentage of revenue. The gross profit as a percentage of sales increase to 27.4% for the first quarter of 2004 from 26.8% for the quarter ended March 31, 2003. This is the result of the decrease in workers’ compensation and healthcare insurance expenses being greater than the decrease in revenues.

Selling, General and Administrative. Selling, general and administrative expenses were $7.0 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively. The increase pertains mainly to expenses incurred during the first quarter of 2004 to obtain additional financing and to consolidate some of the operating entities. The increase is partially offset because of expenses incurred in the period ended March 31, 2003, but not in the period ended March 31, 2004, for the initial public offering, the information systems conversion and to move the finance function to the corporate office.

Depreciation and Amortization. Depreciation and amortization expense decreased 11.2% for the quarter ended March 31, 2004 versus the same period in 2003. This decrease pertains mostly to the completion of amortization period of certain acquired client contracts. To a lesser degree, depreciation expense also decreased for the three-month period ended March 31, 2004 versus the same period in March 31, 2003 due to a decrease in purchases of capital fixed assets.

Operating Income (Loss). Presidion recognized an operating loss in the amount of $0.1 million in the first quarter of 2004 compared to an operating income amounting to $1.1 million during the first quarter of 2003. Most of the net change in operating loss related to the decrease in revenues. The remainder was due to the additional professional fees and bad debt expense for 2004, with a slight offset due to the change in depreciation and amortization expense.

Other Income (Expense). Other expense, net decreased approximately $0.7 million to $0.9 million in 2004 from $1.6 million in 2003. This decrease was entirely attributable to interest expense. During the first quarter of 2003, Presidion booked $0.9 million of interest expense to recognize the fair values of the warrant and the beneficial conversion feature associated with convertible debentures that we issued in that same period. This was partially offset by a net increase in interest expense of $0.2 million for the first quarter of 2004 related to various debt items, the largest of which is amortization of our irrevocable letter of credit fees on certain debt agreements.

Provision for Income Taxes. Presidion recognized a minimal tax benefit despite a pre-tax loss of $1.0 million for the period ended March 31, 2004, compared to income tax expense of $0.2 million on a pre-tax loss of $0.5 million for the same period ended March 31, 2003. Presidion’s pre-tax loss of $1.0 million for the period ended March 31, 2004 includes expenses totaling $0.6 million that are not deductible for tax purposes. Thus, the net operating loss for tax is $0.4 million, giving a tax benefit of $0.1 million. We have a valuation reserve for the entire tax benefit.

Net Loss. Presidion recognized a net loss of approximately $1.0 million in the first quarter of 2004 compared to the net loss of approximately $0.7 million during 2003. The difference in net loss pertains primarily to the decrease in revenues, partially offset by the decrease in interest expense, between the two periods.

Liquidity and Capital Resources

During the first three months of 2004, Presidion’s cash requirements were met through operations.

Net cash provided by operating activities amounted to $2.4 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. Presidion collected a net $4.6 million in accounts receivable from the beginning of the period. In addition, other accrued liabilities increased by a net $0.7 million. These cash inflows were partially offset by a net pay-down of accrued compensation and benefits of $3.2 million. There were also smaller cash inflows for the period relating to various operating assets and liabilities.

Investing activities used $0.4 million of cash, pertaining to a variety of investing activities. Purchases of property and equipment used $0.2 million of the cash and no amount for other individual lines item was greater.

Net cash utilized in financing activities amounted to $2.0 million for the three months ended March 31, 2004, which relates to a decrease in drafts outstanding ($1.1 million), net payments on the bank line of credit ($0.5 million) and payments on other borrowings ($0.4 million.)

Presidion’s ability to continue as a going concern is contingent upon its ability to obtain adequate financing to support its operations and its ability to restructure its debt. Presidion will require additional financing in connection with its business. Presidion may seek additional funds from time to time through equity offerings and/or debt financing. Presidion is in default of certain debt agreements; its line of credit agreement; its current debt service obligations are in excess of anticipated cash flows from operations; and Presidion has a negative current ratio. Management has taken significant actions to date to enable Presidion to meet its current debt service obligations and provide adequate working capital to support its operations. These actions included the successful restructuring of certain debt agreements to extend the maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations and Presidion is in the process of obtaining waivers of existing events of default under its line of credit agreement. However, there is no assurance that Presidion will be able to successfully restructure its debt or obtain adequate financing on terms favorable to Presidion. Effective May 2004, Presidion has received a waiver of default and an extension on the maturity of the secured convertible debentures to July 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presidion is exposed to changes in interest rates in its cash and debt transactions. Presidion does not hold derivative financial instruments for trading or speculative purposes.

Presidion’s exposure relates to adverse movements in interest rates, primarily derived from the variable rates associated with our line of credit facility. Future changes in interest rates could possibly have a material adverse effect on Presidion’s financial position, results of operations and cash flows.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Presidion carried out an evaluation, under the supervision and with the participation of Presidion’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of Presidion’s disclosure controls and procedures. Presidion disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Presidion’s Principal Executive Officer and Principal Accounting Officer have concluded that its disclosure controls and procedures are not effective at this reasonable assurance level as of the of period covered.

As of the end of period covered by this report, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving disclosure controls constituted weaknesses. The deficiencies related to the timeliness of general ledger account reconciliation and analysis, and financial reporting expertise. More specific discussion is set forth below.

General Ledger Account Reconciliation and Analysis. Certain general ledger accounts were not reconciled on a timely basis. Following the date of the Certifying Officer’s evaluation, Presidion implemented procedures to assist in the timely preparation and review of reconciliation and analysis of these general ledger accounts on a monthly basis.

Financial Reporting Expertise. Over the course of the last three years, Presidion has grown through acquisitions and is positioning itself for further revenue growth. The integration of these acquisitions continues to place significant burdens on Presidion’s financial reporting systems and resources. The Certifying Officers have determined that Presidion did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. In connection with the evaluation of Presidion’s internal controls during the period ended March 31, 2004, Presidion’s Principal Executive Officer and Principal Financial Officer have determined that the following changes are necessary to its internal controls over financial reporting. The Certifying Officers, with Presidion’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the disclosure controls and procedures as effective in the future. In addition, in December 2003, Presidion appointed a new Chief Financial Officer with experience in the rules and regulations of the Securities and Exchange Commission, generally accepted accounting principles, financial reporting practices, and internal controls, in an effort to address this deficiency.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

On March 5, 2004, a majority of the shareholders of Presidion voted through written consents to establish “blank check” preferred stock, authorizing Presidion’s board of directors to establish the designations, preferences, limitations and relative rights of Presidion’s 50,000,000 shares of Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes -Oxley Act of 2003	Included in this filing

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

(b)	Presidion filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Presidion Corporation

(Registrant)

Date	By

/S/ Craig A. Vanderburg

	Craig A. Vanderburg	(Principal Executive Officer)
President, Chief Executive Officer and Director

/S/ Brian Jarzynski

	Brian Jarzynski	(Principal Financial and Accounting Officer)
Chief Financial Officer

EXHIBITS INDEX

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes -Oxley Act of 2003	Included in this filing

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing