Form 10-Q
period 2004-06-30
PRESIDION CORP
filed 2004-08-16
CIK 1123130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Yes ☒    No.☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes☐    No ☒ .

As of July 31, 2004, 100,266,439 shares of the Registrant’s common stock, $0.0000303 par value per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presidion Corporation

Condensed Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,494	$263,105
Accounts receivable, less allowance for doubtful accounts of $169,833 and $132,889, respectively	15,986,955	18,305,182
Notes receivable	1,111,676	947,727
Related party receivables	1,298,770	1,453,566
Deferred income taxes	1,072,797	1,072,797
Deferred financing costs	302,709	559,566
Deposits	8,620,851	8,567,872
Prepaid expenses and other current assets	1,031,931	1,871,475

Total current assets	29,560,183	33,041,290
Property and equipment, net	1,517,531	1,664,537
Restricted cash	—	120,405
Notes receivable, less current portion	114,112	298,215
Related party receivables, less current portion	783,567	761,323
Deferred income taxes	1,859,230	1,859,230
Deferred financing costs	—	43,244
Client contracts, net of accumulated amortization of $1,542,640 and $1,178,220, respectively	1,337,609	1,320,045
Investments	574,670	271,111
Goodwill, net	14,706,191	14,706,191

Total assets	$50,453,093	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation

Condensed Consolidated Balance Sheets (continued)
As of June 30, 2004 and December 31, 2003

	June 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Bank line of credit	$4,100,000	$4,600,000
Drafts outstanding	4,028,086	3,962,516
Secured convertible debentures	2,000,000	2,000,000
Accounts payable	884,779	1,828,890
Accrued compensation and benefits	14,581,549	16,819,680
Accrued payroll taxes	11,546,831	7,703,633
Accrued workers’ compensation premiums	—	1,100,714
Other accrued liabilities	5,407,630	4,467,446
Current portion of workers’ compensation reserve	1,369,252	2,014,603
Current portion of long-term debt	4,330,126	5,052,406

Total current liabilities	48,248,253	49,549,888
Long-term debt	60,730	85,104
Workers’ compensation reserve	4,598,176	4,761,839
Other liabilities	95,963	202,795

Total liabilities	53,003,122	54,599,626
Stockholders’ equity (deficit):
Preferred stock:
50,000,000 shares authorized, 1,000 shares issued and outstanding.	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized, par value at $0.0000303 per share and shares issued and outstanding are 100,266,439 at June 30, 2004 and 96,766,439, at December 31, 2003.	3,038	2,932
Additional paid-in capital	3,881,165	3,756,671
Retained earnings (deficit)	(7,434,232)	(5,273,638)

Total stockholders’ equity (deficit)	(2,550,029)	(514,035)

Total liabilities and stockholders’ equity (deficit)	$50,453,093	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation

Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2004 and 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues (gross billings of $175,528,301, $202,069,051, $338,806,542 and $387,784,747 less direct wage costs of $147,175,767, $169,564,355, $283,294,336 and $323,790,221, respectively)	$28,352,534	$32,504,696	$55,512,206	$63,994,526
Direct expenses:
Payroll taxes, benefits and workers’ compensation	20,587,740	24,423,361	40,308,527	47,461,445

Gross profit	7,764,794	8,081,335	15,203,679	16,533,081
Operating expenses:
Selling, general and administrative	7,465,346	6,646,254	14,484,838	13,443,814
Depreciation and amortization	509,934	452,865	1,004,683	1,009,938

Operating income (loss)	(210,486)	982,216	(285,842)	2,079,329
Interest income	4,927	17,428	10,322	34,672
Interest expense	(977,146)	(798,179)	(1,887,159)	(2,398,264)
Other	294	(70,062)	960	(63,428)

Income (loss) before provision for income taxes	(1,182,411)	131,403	(2,161,719)	(347,691)
Income tax expense (benefit)	122	82,560	(1,125)	259,623

Net income (loss)	$(1,182,533)	$48,843	$(2,160,594)	$(607,314)

Basic and diluted income (loss) per share of common stock	$(0.01)	$—	$(0.02)	$(0.01)
Basic and diluted average number of common shares outstanding	97,387,407	96,766,439	97,076,923	96,766,439

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation

Condensed Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2004 and 2003

	Six months ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net cash provided by operating activities	$1,954,445	$3,220,331
Cash flows from investing activities
Purchase of property and equipment	(493,256)	(365,867)
Restricted cash	120,405	—
Loans and advances to related parties	(285,332)	(1,486,863)
Payments on loans and advances to related parties	417,884	1,303,830
Principal payments received on notes receivable	23,870	24,462
Proceeds on disposal of property and equipment	—	1,500
Payments on acquired client contracts	(381,984)	(441,449)
Investments	(303,559)	(38,340)

Net cash used in investing activities	(901,972)	(1,002,727)
Cash flows from financing activities
Payments on borrowings	(746,654)	(1,738,163)
Proceeds from borrowings	—	158,765
Proceeds from issue of 6.5% secured convertible debentures	—	2,000,000
Payments on bank line of credit	(5,400,000)	(8,700,000)
Borrowings on bank line of credit	4,900,000	7,114,061
Deferred financing costs	—	(325,091)
Drafts outstanding	65,570	645,936

Net cash used in financing activities	(1,181,084)	(844,492)

Net increase (decrease) in cash	(128,611)	1,373,112
Cash at beginning of period	263,105	515,620

Cash at end of period	$134,494	$1,888,732

Supplemental Disclosures:
Cash paid for interest	$1,100,515	$910,382
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

1. Nature of Business and Basis of Presentation

Except as the context otherwise indicates, “Presidion” refers to Presidion Corporation and its subsidiaries.

Presidion was incorporated in the State of Florida in 2000, commenced business operations in 2001 and is headquartered in Troy, Michigan.

Presidion provides outsourced business services through a co-employment relationship on a service agreement basis. We provide services to approximately 32,000 worksite employees through approximately 2,400 businesses as of June 30, 2004.

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

3. Revenue and Associated Cost Recognition

Presidion’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the condensed consolidated balance sheets in the amounts of $13.4 million and $15.2 million at June 30, 2004 and December 31, 2003, respectively. In addition, $12.8 million and $14.6 million of accrued payroll for the above mentioned employees are included in accrued liabilities at June 30, 2004 and December 31, 2003, respectively.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of a stock option and a warrant and upon the assumed conversion of convertible debentures, as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effect of common stock equivalents has been excluded from the diluted loss per share for the three and six months ended June 30, 2004, as it would be anti-dilutive.

5. Stock-Based Compensation

On September 8, 2003, Presidion granted an option to a member of its Board of Directors for the purchase of 1.8 million shares of Presidion’s common stock at $0.31 per share, which was the quoted market price of Presidion’s common stock at the date of grant. Effective October 1, 2003, 675,000 shares subject to the option are exercisable. On the first day of each calendar quarter, commencing with the calendar quarter beginning on January 1, 2004 and ending with the calendar quarter beginning on January 1, 2005, 225,000 shares subject to the option become exercisable. The option is subject to partial forfeiture and accelerated vesting under certain circumstances. Presidion accounted for this stock option using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related interpretations. No stock-based compensation cost is reflected in net loss because the option granted has an exercise price equal to the market value of the underlying common stock at the date of grant. Presidion uses the Black-Scholes option-pricing model to determine the pro-forma impact on Presidion’s net income (loss) and net income (loss) per share under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. The model utilizes a risk-free interest rate of 4.25% and certain assumptions such as expected life of the option of 2 years, expected volatility of 26.27% and expected dividend yield of 0%.

Presidion had no stock options granted during the three and six-month periods ended June 30, 2004 and 2003.

6. Preferred Stock

Presidion’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences, no participation rights and does not have a stated dividend rate. Presidion’s bylaws prohibit payment of dividends in relation to this series of stock.

7. Bank Line of Credit

Presidion had a line of credit agreement, as amended, with a financial institution, which expired on May 31, 2004. Presidion did not pay the amount outstanding at May 31, 2004. The outstanding balance on the line of credit was $4.1 million at June 30, 2004. On July 1, 2004, Presidion reached a 30 day agreement with the financial institution requiring repayment on a variable schedule. As the 30 day agreement has expired, Presidion is currently in default on the line of credit. Presidion is continuing discussions with the financial institution to extend the term of the repayment schedule.

8. Secured Convertible Debentures

On February 12, 2003, Presidion issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2.0 million, due February 12, 2004, pursuant to which up to $2.0 million of Presidion’s common stock may be issued upon conversion of the debentures.

Presidion was in default in relation to the debentures for failure to timely file a registration statement with the SEC. Presidion received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004, which has now expired. Accordingly, Presidion is currently in default under the debentures. Presidion is currently in negotiations to extend the maturity of the convertible debentures and extend the waiver of the default. These debentures are secured by all of Presidion’s assets and therefore, if the holder forecloses, it could have a material adverse effect on Presidion’s operations.

9. Long-term Debt

On January 15, 2003 and February 27, 2003, Presidion entered into agreements with the holder of a 10% promissory note, the balance of which was $2.7 million at June 30, 2004, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of Presidion’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1.0 million was made in July 2003, and the remainder of the principal is to be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. Presidion did not make all of the required payments during the first half of 2004 and, as a result, is in default of this agreement. On June 9, 2004, Presidion and the holder of the note entered into a forbearance agreement. The agreement required Presidion to issue 3.5 million shares of common stock to the holders in June 2004. In addition, the agreement required payment of accrued interest and consulting fees, and set forth a change in the interest rate attached to the note. The forbearance agreement expired on July 15, 2004. Accordingly, Presidion is currently in default under this agreement. Presidion is currently in negotiation with the holder of the note to extend the terms of the agreement and waive the default on the note.

On March 31, 2002, Presidion entered into an agreement with the holder of a non-interest bearing note payable whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to Presidion upon payment of the note Presidion agreed to cancel the holder’s note receivable. In accordance with the terms of the amended agreement, Presidion is obligated to make payments of $0.1 million per month through October 10, 2004. The outstanding balance on this note was $0.5 million at June 30, 2004. Under the terms of the agreement reached with the financial institution (See Note 7 to the Condensed Consolidated Financial Statements) Presidion is not making any additional payments to the holder of the note. As a result, Presidion is in default on the note and is in negotiation with the holder to waive the default and extend the terms of the note.

10. Commitments and Contingencies

Presidion and its subsidiaries are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of pending legal proceedings will not have a material effect on Presidion’s results of operations, financial position or cash flows.

Workers’ Compensation. Presidion is a participant in several large deductible workers’ compensation programs. Presidion provides accruals for its portion of potential workers’ compensation claims based upon the historical claim experience of Presidion’s operating units utilizing actuarial assumptions, including an estimated discount rate of 4%, to determine the present value of future payments to be made in conjunction with these programs. The accretion of such discounting is included in workers’ compensation expense in the accompanying condensed consolidated statements of operations. If actual workers’ compensation costs differ from the amounts estimated, applicable adjustments are made to the estimated amounts in the period in which the adjustment is determined. A reconciliation of the changes in Presidion’s workers’ compensation accrual follows:

Balance at December 31, 2003, net of discount of $0.9 million	$6,776,442
Adjustments to previous period estimates	(72,728)
Additions to expense	941,190
Payments	(941,190)

Balance at June 30, 2004, net of discount of $1.0 million	$6,703,714

Presidion maintains cash deposits in relation to these programs, which amounted to $6.1 million at June 30, 2004 and $6.2 million at December 31, 2003. These amounts are reflected under the “Deposits” classification in the current assets section of Presidion’s condensed consolidated balance sheets.

Health Insurance. Presidion provides health insurance to its worksite and internal employees through three plans. The cost of two plans is fixed and determinable in the current period, while through the remaining plan, Presidion retains some risk.

Letters of Credit. Presidion has $27.1 million in irrevocable letters of credit available for the benefit of Presidion’s workers’ compensation and other insurance carriers. The irrevocable letters of credit expire at various dates through March 6, 2005 and may be extended under certain circumstances as defined in the agreements governing such irrevocable letters of credit. At June 30, 2004, no draws against such irrevocable letters of credit were outstanding.

On April 9, 2003, Presidion entered into a one-year irrevocable letter of credit in the amount of $2.7 million for the benefit of the holder of a 10% promissory note of Presidion in the same amount. Presidion is required to pay an annual financing fee of 9.0% of the amount of the letter of credit. This letter of credit shall be deemed automatically extended for additional one-year periods, unless 60 days prior to any expiration date, the financial institution shall notify us that it elects not to renew this arrangement. On June 1, 2004, this letter of credit was extended for an additional one year period.

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

Payroll Taxes. During the first half of 2004 Presidion recognized $1.1 million in penalties associated with late payments of payroll taxes representing approximately 5% of annual payroll tax liabilities to Presidion, which remain in arrears.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Presidion’s financial condition and results of operations should be read in conjunction with Presidion’s condensed consolidated financial statements and related footnotes for the three months ended June 30, 2004 (unaudited) and Presidion’s audited consolidated financial statements for the year ended December 31, 2003. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Presidion’s actual results, levels of activity, performance or achievements and those of Presidion’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Presidion undertakes no obligation to update the forward-looking statements in this filing.

Risks

•	Inability to retain current clients or acquire new clients;

•	Unusual or significant litigation or governmental investigation;

•	Changes in interest rates;

•	Inability to restructure debt or obtain adequate financing under conditions favorable to Presidion;

•	Effect of unemployment rates, and other issues, on clients’ ability to acquire and retain employees; and

•	Competition

•	Defaults under senior debt and secured convertible debentures

•	Unpaid accrued payroll taxes and associated penalties

Overview

Presidion operates as a PEO and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. Presidion provides services to approximately 32,000 worksite employees through approximately 2,400 clients, primarily in the state of Florida. Presidion’s services consist of the following:

•	Human resources administration;

•	Employer regulatory compliance management;

•	Employee benefits administration;

•	Risk management services and employer liability protection; and

•	Payroll and payroll tax administration.

Critical Accounting Policies and Estimates

Presidion’s discussion and analysis of its financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Presidion to make estimates and judgments that affect the reported amounts of assets and liabilities, as well as, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition. Presidion’s revenues represent service fees charged to its clients, pursuant to a client service agreement, less associated worksite employee wage costs. Revenue is recognized ratably over the periods in which the applicable worksite employees perform services at client worksite locations. The service agreement provides for an initial one-year term, subject to cancellation upon 30 days’ notice by either Presidion or the client. The service fees are based upon the gross payroll of each worksite employee plus the estimated costs of employment related taxes, human resources and administrative services as well as insurance coverage and benefit plans. This structure results in a comprehensive service fee applied to each worksite employee’s gross wage. Under the service agreement, Presidion has the obligation to provide the benefits and services covered by the agreement, as well as, the obligation to pay the direct costs associated with such services, regardless of whether the client company makes timely payment to Presidion of the associated service fee.

Presidion estimates a markup component included in its gross billings to clients based upon the above mentioned costs. Therefore, Presidion’s ability to accurately estimate, control and manage its worksite employee wages and related direct costs has a significant impact on Presidion’s operating results.

Health Insurance Costs. Presidion provides health care insurance to its worksite and internal employees through three plans. The cost pertaining to two of the plans is fixed and determinable, while Presidion retains some risk through the other plan.

In the case of the plan in which Presidion retains risk, Presidion makes claim payments as claims are incurred up to a predetermined claim liability. The insurance carrier is responsible for all amounts in excess of the predetermined claim liability. Presidion estimates liabilities pertaining to these plans based on claims data provided by the insurance carrier and internal and external factors such as payment patterns, expected rates of increase in medical care costs and known specific occurrences. Presidion establishes a liability for claims that have been reported but not paid, and claims that have been incurred, but not reported at the end of each accounting period. The medical care cost trend, which is the rate of increase in health care costs, and the volatility in the number of claims incurred per period have the most significant impact on Presidion’s health care expenses.

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

Property and Equipment. Presidion’s property and equipment consist of furniture and fixtures, leasehold improvements and computer equipment and software. The capitalized costs associated with property and equipment are depreciated over the estimated useful lives of the applicable assets on a straight-line basis. Depreciation expense could be accelerated if the useful lives of these assets were determined to be shorter than current estimates. This situation would have the effect of decreasing net income in periods subsequent to such a determination. Presidion is also required to periodically evaluate the carrying amounts of its property and equipment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 contains requirements concerning the recognition and measurement of an impairment loss for property and equipment. If events or circumstances were to indicate that impairment might be applicable to Presidion’s property and equipment, we may be required to recognize an impairment loss, which could have a significant adverse impact on our operating results.

Taxes. Presidion is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which Presidion operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in Presidion’s balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. A valuation allowance has been established in the amount of $1.7 million, which pertains to general business tax credits recognized by Presidion. The amount of the deferred tax assets considered realizable, however, could be reduced in the future. The recognition of a valuation allowance in relation to Presidion’s deferred tax assets could result in a significant increase in income tax expense.

During the first half of 2004 Presidion recognized $1.1 million in penalties associated with late payments of payroll taxes representing approximately 5% of annual payroll tax liabilities to Presidion, which remain in arrears.

Results of Operations

The Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

Revenues. Revenues, representing gross billings less associated direct wage costs, decreased approximately $4.2 million (12.8%), to $28.4 million during the second quarter of 2004 from $32.5 million for the same period in 2003. Revenues for the six-month period ended June 30, 2004 were $55.5 million, a decrease of approximately $8.5 million (13.3%) from $64.0 million for the same period in the prior year. This decrease is mainly a result of Presidion’s decision to serve clients with a lower risk profile and to cease serving certain high-risk clients. Presidion is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. Presidion considers clients to represent a high risk if, based upon safety and historical factors, there is a great likelihood of frequent on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. Presidion’s management believes that the volatility of earnings associated with the costs of workers’ compensation insurance programs will decrease as a result of not serving such high-risk clients. Volatility pertaining to workers’ compensation costs results when the number and severity of such accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

Gross Profit. Gross profit was $7.8 million and $15.2 million for the three and six-month periods ended June 30, 2004. This is a decrease of $0.3 million (3.9%) and $1.3 million (8.0%) from the gross profit during the same periods in 2003. This relates almost entirely to the decrease in revenues. In addition, during the first six months of 2004 state unemployment taxes increased as a percentage of sales. Also during the first half of 2004 Presidion recognized $1.1 million in penalties associated with late payments of payroll taxes representing approximately 5% of annual payroll tax liabilities to Presidion, which remain in arrears. These increases were partially offset by a decrease in workers’ compensation expense and healthcare insurance expense as a percentage of revenue. The decrease in workers’ compensation and healthcare insurance expenses are primarily a result of Presidion’s move to serve lower-risk clients, and has contributed to an increase in gross profit as a percentage of sales. The gross profit as a percentage of sales was 27.4% for the second quarter of 2004, up from 24.9% for the same quarter in 2003. The gross profit as a percentage of sales was 27.4% and 25.8% for the six months ended June 30, 2004 and 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $7.5 million and $6.6 million for the three months ended June 30, 2004 and 2003, respectively, and $14.5 million and $13.4 million for the six months ended June 30, 2004 and 2003, respectively. The increases pertain mainly to expenses incurred during the first six months of 2004 in an attempt to obtain additional financing, for legal fees resulting from binding arbitration, for higher premiums on renewed insurance contracts and, to a lesser extent, to consolidate the operating entities. The increase is partially offset because of expenses incurred in the first half of 2003 for the reverse merger, the information systems conversion and to move the finance function to the corporate office.

Depreciation and Amortization. Depreciation and amortization expense was $0.5 million, which was 12.6% greater for the second quarter of 2004 versus the same period in 2003. Amortization expense increased for client contracts acquired during the second half of 2003 and depreciation expense increased for purchases of property and equipment related to the information systems conversion throughout 2003. This depreciation expense increase also affected the six-month period ended June 30, 2004, but was mostly offset by a correction to amortization expense recorded in June 2003 that pertained to the first six months of 2003.

Operating Income (Loss). Presidion recognized an operating loss of $0.2 million in the second quarter of 2004 compared to operating income of $1.0 million during the second quarter of 2003. For the six-month period ended June 30, 2004, Presidion recognized an operating loss of $0.3 million versus operating income of $2.1 million for the same period in 2003. Most of the net change in operating income (loss) related to the decrease in revenues, the fees associated with seeking additional financing and the payroll taxes penalties. To a lesser extent, the increase in depreciation and amortization expense and an increase in bad debt expense for 2004 added to the net change.

Other Income (Expense). Other expense, net increased $0.1 million to $1.0 million for three months ended June 30, 2004 from the three months ended June 30, 2003. It decreased approximately $0.6 million to $1.9 million for the first half of 2004 from $2.4 million for the same period in 2003. This decrease was almost entirely attributable to interest expense. During the first quarter of 2003, Presidion booked $0.9 million of interest expense to recognize the fair values of the warrant and the beneficial conversion feature associated with convertible debentures that we issued in that same period. This was partially offset by a net increase in interest expense of $0.2 million related to various debt items, the largest of which relate to issuing the 3.5 million shares of common stock and for amortization of our irrevocable letter of credit fees on certain debt agreements.

Provision for Income Taxes. Presidion recognized virtually no tax expense or benefit on a pre-tax loss of $1.2 million for the quarter ended June 30, 2004, compared to a minimal income tax expense on pre-tax income of $0.1 million for the same period in 2003. The first half of 2004 included a very small tax benefit despite a pre-tax loss of $2.2 million. For the first six months of 2003, income tax expense was $0.3 million on a pre-tax loss of $0.3 million. Presidion’s pre-tax loss of $1.2 million for the quarter ended June 30, 2004 includes expenses totaling $0.8 million that are not deductible for tax purposes. Thus, the net operating loss for tax is $0.4 million, giving a tax benefit of $0.1 million. Presidion has recorded a valuation reserve for the entire tax benefit. For the six months ended June 30, 2004, Presidion’s pre-tax loss was $2.2 million, which includes expenses of $1.6 million, in the aggregate, that are not deductible for tax purposes. The net operating loss for tax is $0.5 million, giving a tax benefit of $0.2 million for which Presidion has recorded a valuation reserve for the entire amount.

Net Loss. Presidion recognized a net loss of approximately $1.2 million and a small net income for the quarters ended June 31, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, Presidion had net losses of $2.2 million and $0.6 million, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities amounted to $2.0 million for the six months ended June 30, 2004. Presidion collected a net $2.3 million in accounts receivable from the beginning of the period. In addition, accrued compensation and benefits increased by a net $1.6 million. These cash inflows were partially offset by a net pay-down of accrued workers’ compensation premiums of $1.8 million. There were also smaller cash inflows and outflows for the period relating to various operating assets and liabilities.

Investing activities used $0.9 million of cash, pertaining to a variety of investing activities. Purchases of property and equipment used $0.5 million of the cash, payments on acquired client contracts used $0.4 million and investments used $0.3 million. Loans and advances to related parties ($0.3 million) and payments received on loans and advances to related parties ($0.4 million) netted to a cash flow of approximately $0.1 million. No amount for other line items was greater.

Net cash utilized in financing activities amounted to $1.2 million for the six months ended June 30, 2004, which consisted primarily of net payments on the bank line of credit ($0.5 million) and payments on other borrowings ($0.7 million.)

During the first half of 2004 Presidion recognized $1.1 million in penalties associated with late payments of payroll taxes representing approximately 5% of annual payroll tax liabilities to Presidion, which remain in arrears.

Presidion’s ability to continue as a going concern is contingent upon its ability to obtain adequate financing to support its operations and its ability to restructure its debt. Presidion will require additional financing in connection with its business. Presidion may seek additional funds from time to time through equity offerings and/or debt financing. Presidion is in default under its 10% promissory note; its secured convertible debentures; its line of credit agreement; its current debt service obligations are in excess of anticipated cash flows from operations; and Presidion has a negative current ratio. Management is working to take significant actions to enable Presidion to meet its current debt service obligations and provide adequate working capital to support its operations. These actions included restructuring certain debt agreements to extend the maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations and Presidion is in the process of attempting to obtain waivers of existing events of default under its line of credit agreement and other debt. However, there is no assurance that Presidion will be able to successfully restructure its debt, obtain waivers from its current lenders, or obtain adequate financing on terms favorable to Presidion.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, Presidion carried out an evaluation, under the supervision and with the participation of Presidion’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of Presidion’s disclosure controls and procedures. These procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Presidion’s Principal Executive Officer and Principal Accounting Officer have concluded that its disclosure controls and procedures are not effective at this reasonable assurance level during the period covered.

As of the end of period covered by this report, the Chief Executive Officer and Chief Financial Officer determined that the following matters involving disclosure controls constituted weaknesses. The deficiencies related to the timeliness of general ledger account reconciliation and analysis, and financial reporting expertise. More specific discussion is set forth below.

Financial Reporting Expertise. Over the course of the last three years, Presidion has grown through acquisitions and is positioning itself for further revenue growth. The integration of these acquisitions continues to place significant burdens on Presidion’s financial reporting systems and resources. The Certifying Officers have determined that Presidion did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. In connection with the evaluation of Presidion’s internal controls during the period ended June 30, 2004, Presidion’s Principal Executive Officer and Principal Financial Officer have determined that the following changes are necessary to its internal controls over financial reporting. The Certifying Officers, with Presidion’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the disclosure controls and procedures as effective in the future. In addition, in December 2003, Presidion appointed a new Chief Financial Officer with experience in the rules and regulations of the Securities and Exchange Commission, generally accepted accounting principles, financial reporting practices, and internal controls, in an effort to address this deficiency.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In May 2004 Accessity Corp. obtained an arbitration award against Presidion Solutions, Inc. for $250,000 plus costs and statutory interest resulting from a dispute involving the termination of a Memorandum of Understanding between the parties. Accessity agreed to payment in three equal installments, two of which have been paid and the third being due August 27, 2004. Accessity had filed an action in Dade County, Florida alleging tortuous interference with the above-referenced Memorandum of Understanding by Presidion Corporation, its executive officers and two other parties. The case was dismissed without prejudice, which means it may be re-filed. A case is pending in Highlands County, Florida seeking payment of alleged unpaid health care services under two health insurance plans. The Court recently granted class certification and Presidion and other defendants have appealed this ruling. The case is being defended by Presidion’s insurance carrier under a reservation of rights letter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 9, 2004, Presidion and the holder of the 10% promissory note entered into a forbearance agreement related to the default status of the note. The agreement required Presidion to issue 3.5 million shares of common stock to the holders in June 2004. The only consideration that Presidion received for the shares was deferral on payment of the note. The forbearance agreement expired on July 15, 2004. Accordingly, Presidion is currently in default under the promissory note.

Item 3. Defaults Upon Senior Securities.

Presidion had a line of credit agreement, as amended, with a financial institution, which expired on May 31, 2004. Presidion did not pay the amount outstanding at May 31, 2004. The outstanding balance on the line of credit was $4.1 million at June 30, 2004. On July 1, 2004, Presidion reached a 30 day agreement with the financial institution requiring repayment on a variable schedule. Accordingly, Presidion is in default on this agreement. Presidion is continuing discussions with the financial institution to extend the term of the repayment schedule.

On February 12, 2003, Presidion issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2.0 million, due February 12, 2004, pursuant to which up to $2.0 million of Presidion’s common stock may be issued upon conversion of the debentures. The convertible debentures are secured by all of Presidion’s assets.

Presidion was in default in relation to the debentures for failure to timely file a registration statement with the SEC. Presidion received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004, which has now expired. Presidion is currently in default on these debentures. Presidion is currently in negotiations to extend the maturity of the convertible debentures and extend the waiver of the default.

On January 15, 2003 and February 27, 2003, Presidion entered into agreements with the holder of a 10% promissory note, the balance of which was $2.7 million at June 30, 2004, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of Presidion’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1.0 million was made in July 2003, and the remainder of the principal is to be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. Presidion did not make all of the required payments during the first half of 2004 and, as a result, is in default of this agreement. On June 9, 2004, Presidion and the holder of the note entered into a forbearance agreement. The agreement required Presidion to issue 3.5 million shares of common stock to the holders in June 2004. In addition, the agreement required payment of accrued interest and consulting fees, and set forth a change in the interest rate attached to the note. The forbearance agreement expired on July 15, 2004. Accordingly, Presidion is currently in default under this note. Presidion is currently in negotiation with the holder of the note to extend the terms of the agreement and waive the default on the note.

On March 31, 2002, Presidion entered into an agreement with the holder of a non-interest bearing note payable whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to Presidion upon payment of the note Presidion agreed to cancel the holder’s note receivable. In accordance with the terms of the amended agreement, Presidion is obligated to make payments of $0.1 million per month through October 10, 2004. The outstanding balance on this note was $0.5 million at June 30, 2004. Under the terms of the agreement reached with the financial institution (See Note 7 to the Condensed Consolidated Financial Statements) Presidion is not making any additional payments to the holder of the note. As a result, Presidion is in default on the note and is in negotiation with the holder to waive the default and extend the terms of the note.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 4.1	Registration Rights Agreement, dated June 9, 2004 by and between Amfinity Capital, L.L.C., Diane M. Hendricks, Kenneth A. Hendricks, Jeffrey W. Stentz and Presidion Corporation	Included in this filing

Exhibit 10.1	Financing Arrangements Agreement among Comerica Bank, Sunshine Staff Leasing, Inc., Sunshine Companies, Inc., Sunshine Companies II, Inc., Sunshine Companies III, Inc., Sunshine Companies IV, Inc., Paradyme, Inc., ABS IV, Inc., Craig A. Vanderburg, John Burcham, Presidion Solutions, Inc. and Presidion Corporation	Included in this filing

Exhibit 10.2	Forbearance Agreement, dated June 9, 2004, by and between Presidion Solutions, Inc., ABS IV, Inc., Paradyme, Inc., Paradyme National Insurance Brokers, Inc., Presidion Corporation, James E. Baiers, Craig A. Vanderburg, John W. Burcham, II, Amfinity Capital, LLC, Dian M. Hendricks, Kenneth A. Hendricks, Karl W. Leo, Jeffrey W. Stentz, and Hendricks Holding Co., Inc.	Included in this filing

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes -Oxley Act of 2003	Included in this filing

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

(b)	Presidion filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Presidion Corporation (Registrant)

Date	By

August 16, 2004	/S/ Craig A. Vanderburg

	Craig A. Vanderburg	(Principal Executive Officer)
President, Chief Executive Officer and Director

August 16, 2004	/S/ Brian Jarzynski

	Brian Jarzynski	(Principal Financial and Accounting Officer)
Chief Financial Officer

EXHIBITS INDEX

Exhibit 4.1	Registration Rights Agreement, dated June 9, 2004 by and between Amfinity Capital, L.L.C., Diane M. Hendricks, Kenneth A. Hendricks, Jeffrey W. Stentz and Presidion Corporation	Included in this filing

Exhibit 10.1	Financing Arrangements Agreement among Comerica Bank, Sunshine Staff Leasing, Inc., Sunshine Companies, Inc., Sunshine Companies II, Inc., Sunshine Companies III, Inc., Sunshine Companies IV, Inc., Paradyme, Inc., ABS IV, Inc., Craig A. Vanderburg, John Burcham, Presidion Solutions, Inc. and Presidion Corporation	Included in this filing

Exhibit 10.2	Forbearance Agreement, dated June 9, 2004, by and between Presidion Solutions, Inc., ABS IV, Inc., Paradyme, Inc., Paradyme National Insurance Brokers, Inc., Presidion Corporation, James E. Baiers, Craig A. Vanderburg, John W. Burcham, II, Amfinity Capital, LLC, Dian M. Hendricks, Kenneth A. Hendricks, Karl W. Leo, Jeffrey W. Stentz, and Hendricks Holding Co., Inc.	Included in this filing

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes -Oxley Act of 2003	Included in this filing

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing