Form 10-Q
period 2004-09-30
PRESIDION CORP
filed 2004-11-22
CIK 1123130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of November 1, 2004, 100,266,439 shares of the Registrant’s common stock, $0.0000303 par value per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Presidion Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,791	$263,105
Accounts receivable, less allowance for doubtful accounts of $204,562 and $132,889, respectively	13,627,552	18,305,182
Notes receivable	1,110,367	947,727
Related party receivables	1,319,381	1,453,566
Deferred income taxes	1,072,797	1,072,797
Deferred financing costs	172,977	559,566
Deposits	11,456,801	8,567,872
Prepaid expenses and other current assets	1,266,894	1,871,475

Total current assets	30,206,560	33,041,290
Property and equipment, net	1,762,921	1,664,537
Restricted cash	—	120,405
Notes receivable, less current portion	103,381	298,215
Related party receivables, less current portion	911,225	761,323
Deferred income taxes	1,859,230	1,859,230
Deferred financing costs	—	43,244
Client contracts, net of accumulated amortization of $1,712,001 and $1,178,220, respectively	1,262,738	1,320,045
Investments	599,780	271,111
Goodwill, net	14,706,191	14,706,191

Total assets	$51,412,026	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Balance Sheets (continued)
As of September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Bank line of credit	$1,300,000	$4,600,000
Drafts outstanding	2,083,482	3,962,516
Secured convertible debentures	2,000,000	2,000,000
Accounts payable	1,283,183	1,828,890
Accrued compensation and benefits	13,333,125	16,819,680
Accrued payroll taxes	18,920,563	7,703,633
Accrued workers’ compensation premiums	—	1,100,714
Other accrued liabilities	6,931,872	4,467,446
Current portion of workers’ compensation reserve	1,780,596	2,014,603
Current portion of long-term debt	4,184,333	5,052,406

Total current liabilities	51,817,154	49,549,888
Long-term debt	48,203	85,104
Workers’ compensation reserve	4,881,556	4,761,839
Other liabilities	49,784	202,795

Total liabilities	56,796,697	54,599,626
Stockholders’ equity (deficit):
Preferred stock:
50,000,000 shares authorized, 1,000 shares issued and outstanding.	1,000,000	1,000,000
Common stock:
400,000,000 shares authorized, par value at $0.0000303 per share and shares issued and outstanding are 100,266,439 at September 30, 2004 and 96,766,439, at December 31, 2003.	3,037	2,932
Additional paid-in capital	3,881,166	3,756,671
Retained earnings (deficit)	(10,268,874)	(5,273,638)

Total stockholders’ equity (deficit)	(5,384,671)	(514,035)

Total liabilities and stockholders’ equity (deficit)	$51,412,026	$54,085,591

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2004 and 2003

	Three months ended September		Nine months ended September
	30,		30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues (gross billings of $156,139,598, $188,586,080, $494,946,140 and $576,370,827 less direct wage costs of $131,766,694, $158,368,607, $415,061,030 and $482,158,828, respectively)	$24,372,903	$30,217,473	$79,885,110	$94,211,999
Direct expenses:
Payroll taxes, benefits and workers’ compensation	18,983,052	22,715,514	59,291,578	70,176,959

Gross profit	5,389,852	7,501,959	20,593,532	24,035,040
Operating expenses:
Selling, general and administrative	7,179,673	6,901,790	21,664,511	20,345,604
Depreciation and amortization	314,633	450,801	1,319,315	1,460,739

Operating income (loss)	(2,104,454)	149,368	(2,390,294)	2,228,697
Interest income	8,164	5,264	18,486	39,936
Interest expense	(732,915)	(1,255,898)	(2,620,074)	(3,654,162)
Other	(5,202)	72,765	(4,243)	9,338

Income (loss) before provision for income taxes	(2,834,407)	(1,028,501)	(4,996,126)	(1,376,191)
Income tax expense (benefit)	236	(238,981)	(890)	20,638

Net income (loss)	$(2,834,643)	$(789,520)	$(4,995,236)	$(1,396,829)

Basic and diluted income (loss) per share of common stock	$(0.03)	$(0.01)	$(0.05)	$(0.01)
Basic and diluted average number of common shares outstanding	100,266,439	96,766,439	98,173,846	96,766,439

See accompanying notes to condensed consolidated financial statements.

Presidion Corporation
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2004 and 2003

	Nine months ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net cash provided by operating activities	$7,554,527	$4,618,800
Cash flows from investing activities
Purchase of property and equipment	(889,279)	(436,190)
Restricted cash	120,405	—
Loans and advances to related parties	(624,593)	(2,041,745)
Payments on loans and advances to related parties	608,876	1,567,024
Principal payments received on notes receivable	35,911	35,193
Proceeds on disposal of property and equipment	—	1,820
Payments on acquired client contracts	(476,484)	(662,174)
Investments	(328,669)	(90,000)

Net cash used in investing activities	(1,553,833)	(1,626,072)
Cash flows from financing activities
Payments on borrowings	(904,974)	(3,504,123)
Proceeds from borrowings	—	158,766
Proceeds from issue of 6.5% secured convertible debentures	—	2,000,000
Payments on bank line of credit	(8,200,000)	(13,400,000)
Borrowings on bank line of credit	4,900,000	12,664,061
Deferred financing costs	—	(325,091)
Drafts outstanding	(1,879,034)	(843,383)

Net cash used in financing activities	(6,084,008)	(3,249,770)

Net increase (decrease) in cash	(83,314)	(257,042)
Cash at beginning of period	263,105	515,620

Cash at end of period	$179,791	$258,578

Supplemental Disclosures:
Cash paid for interest	$1,551,722	$934,423
Cash paid for income taxes	$—	$19,234

See accompanying notes to condensed consolidated financial statements.

1. Nature of Business and Basis of Presentation

Except as the context otherwise indicates, “Presidion” refers to Presidion Corporation and its subsidiaries. Presidion was incorporated in the State of Florida in 2000, commenced business operations in 2001 and is headquartered in Troy, Michigan.

Presidion provides outsourced business services through a co-employment relationship on a service agreement basis. We provided services to approximately 29,700 worksite employees through approximately 2,200 businesses for the third quarter of 2004.

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

3. Revenue and Associated Cost Recognition

Presidion’s revenues represent service fees charged to its clients under its subscriber service agreements, less applicable worksite employee wages. Revenue and applicable worksite employee wages are recognized ratably over the periods in which the employees perform services at client worksites. Gross billings that have been recognized and have not been billed are included in accounts receivable on the condensed consolidated balance sheets in the amounts of $12.1 million and $15.2 million at September 30, 2004 and December 31, 2003, respectively. In addition, $11.6 million and $14.6 million of accrued payroll for the above mentioned employees are included in accrued liabilities at September 30, 2004 and December 31, 2003, respectively.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of a stock option and a warrant and upon the assumed conversion of convertible debentures, as if exercise and conversion into common shares had occurred at the beginning of the year. Net income shall also be adjusted for interest expense pertaining to the convertible debentures. The effect of common stock equivalents has been excluded from the diluted loss per share for the three and nine months ended September 30, 2004, as it would be anti-dilutive.

5. Stock-Based Compensation

On September 8, 2003, Presidion granted an option to a member of its Board of Directors for the purchase of 1.8 million shares of Presidion’s common stock at $0.31 per share, which was the quoted market price of Presidion’s common stock at the date of grant. As of September 30, 2004, 1,350,000 shares subject to the option are exercisable. The option is subject to partial forfeiture and accelerated vesting under certain circumstances. A 50% forfeiture of the unvested options has occurred. Presidion accounted for this stock option using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and its related interpretations. No stock-based compensation cost is reflected in net loss because the option granted has an exercise price equal to the market value of the underlying common stock at the date of grant. Presidion uses the Black-Scholes option-pricing model to determine the pro-forma impact on Presidion’s net income (loss) and net income (loss) per share under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. The model utilizes a risk-free interest rate of 4.25% and certain assumptions such as expected life of the option of 2 years, expected volatility of 26.27% and expected dividend yield of 0%.

Presidion had no stock options granted during the three and nine-month periods ended September 30, 2004.

6. Preferred Stock

Presidion’s outstanding preferred stock has no voting rights, no conversion or redemption rights, no call or put features, no liquidation preferences, no participation rights and does not have a stated dividend rate. Presidion’s bylaws prohibit payment of dividends in relation to this series of stock.

7. Bank Line of Credit

Presidion had a line of credit agreement, as amended, with a financial institution, which expired on May 31, 2004. Presidion did not pay the amount outstanding at May 31, 2004. The outstanding balance on the line of credit was $1.3 million at September 30, 2004. This balance was paid off on November 19, 2004.

8. Secured Convertible Debentures

On February 12, 2003, Presidion issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2.0 million, due February 12, 2004, pursuant to which up to $2.0 million of Presidion’s common stock may be issued upon conversion of the debentures.

Presidion was in default in relation to the debentures for failure to timely file a registration statement with the SEC. Presidion received a waiver of default and an extension on the maturity of the Convertible Debentures to July 31, 2004. Effective August 1, 2004 the parties to the 6 1/2% Secured Convertible Debentures, entered into an amendment and waiver agreement, extending the maturity date of the debentures to January 3, 2005 and waiving the default.

9. Long-term Debt

On January 15, 2003 and February 27, 2003, Presidion entered into agreements with the holder of a 10% promissory note, the balance of which was $2.7 million at September 30, 2004, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of Presidion’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1.0 million was made in July 2003, and the remainder of the principal is to be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. Presidion did not make the required payments during the first half of 2004 and, as a result, is in default of this agreement. On June 9, 2004, Presidion and the holder of the note entered into a forbearance agreement. The agreement required Presidion to issue 3.5 million shares of common stock to the holders in June 2004. In addition, the agreement required payment of accrued interest and consulting fees, and set forth a change in the interest rate attached to the note. The forbearance agreement expired on July 15, 2004. Effective October 5, 2004 Presidion entered into a second forbearance agreement with the holder of the 10% promissory note. Pursuant to this agreement the holder has agreed to forbear from collecting on the note until October 13, 2004, as long as Presidion adheres to the requirements set forth in this forbearance agreement. In addition, the agreement required payment of accrued interest a non-refundable fee, and set forth a change in the interest rate attached to the note. This agreement does not constitute a waiver. Accordingly, Presidion is currently in default under this agreement.

Subsequent to the end of the third quarter, and as a provision of the first forbearance agreement, Presidion issued 720,000 shares of common stock to the holders in October 2004.

On March 31, 2002, Presidion entered into an agreement with the holder of a non-interest bearing note payable whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to Presidion upon payment of the note, Presidion agreed to cancel the holder’s note receivable. In accordance with the terms of the amended agreement, Presidion is obligated to make payments of $0.1 million per month through October 10, 2004. The outstanding balance on this note was $0.5 million at September 30, 2004 and remains unpaid.

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

Balance at December 31, 2003, net of discount of $0.9 million	$6,776,442
Adjustments to previous period estimates	(114,290)
Additions to expense	2,368,666
Payments	(2,368,666)

Balance at September 30, 2004, net of discount of $1.0 million	$6,662,152

Presidion maintains cash deposits in relation to these programs, which amounted to $6.4 million at September 30, 2004 and $6.2 million at December 31, 2003. These amounts are reflected under the “Deposits” classification in the current assets section of Presidion’s condensed consolidated balance sheets.

Health Insurance. Presidion provides health insurance to its worksite and internal employees through three plans. The cost of two plans is fixed and determinable in the current period, while through the remaining plan, Presidion retains some risk.

Letters of Credit. Presidion has $17.1 million in irrevocable letters of credit available for the benefit of Presidion’s workers’ compensation and other insurance carriers. The irrevocable letters of credit expire at various dates through August 31, 2005 and may be extended under certain circumstances as defined in the agreements governing such irrevocable letters of credit. At September 30, 2004, no draws against such irrevocable letters of credit were outstanding.

On April 9, 2003, Presidion entered into a one-year irrevocable letter of credit in the amount of $2.7 million for the benefit of the holder of a 10% promissory note of Presidion in the same amount. Presidion is required to pay an annual financing fee of 9.0% of the amount of the letter of credit. This letter of credit shall be deemed automatically extended for additional one-year periods, unless 60 days prior to any expiration date, the financial institution shall notify us that it elects not to renew this arrangement. On June 1, 2004, this letter of credit was extended for an additional one-year period.

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

Payroll Taxes. During the first nine months of 2004 Presidion recognized $1.7 million in penalties associated with late payments of payroll taxes representing approximately 11% of annual payroll tax liabilities to Presidion, which remain in arrears.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Presidion’s financial condition and results of operations should be read in conjunction with Presidion’s condensed consolidated financial statements and related footnotes for the quarter ended September 30, 2004 (unaudited) and Presidion’s audited consolidated financial statements for the year ended December 31, 2003. This discussion and analysis contains “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that are not historical facts. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Presidion’s actual results, levels of activity, performance or achievements and those of Presidion’s industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Presidion undertakes no obligation to update the forward-looking statements in this filing.

Risks

•	Inability to retain current clients or acquire new clients;

•	Unusual or significant litigation or governmental investigation;

•	Changes in interest rates;

•	Inability to restructure debt or obtain adequate financing under conditions favorable to Presidion;

•	Effect of unemployment rates, and other issues, on clients’ ability to acquire and retain employees;

•	Competition;

•	Defaults under senior debt and secured convertible debentures; and

•	Unpaid accrued payroll taxes and associated penalties

Overview

Presidion operates as a PEO and provides comprehensive and integrated human resource management services to small and medium sized businesses on a service agreement basis. We provided services to approximately 29,700 worksite employees through approximately 2,200 businesses for the third quarter of 2004, primarily in the state of Florida. Presidion’s services consist of the following:

•	Human resources administration;

•	Employer regulatory compliance management;

•	Employee benefits administration;

•	Risk management services and employer liability protection; and

•	Payroll and payroll tax administration.

Critical Accounting Policies and Estimates

Presidion’s discussion and analysis of its financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Presidion to make estimates and judgments that affect the reported amounts of assets and liabilities, as well as, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Taxes. Presidion is required to make estimates of income tax expense or benefit, as applicable, in each tax jurisdiction in which Presidion operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in Presidion’s balance sheets. Management’s judgment and estimation is utilized to determine whether it is more likely than not that all of the deferred tax asset amounts will be realized. A valuation allowance has been established in the amount of $2.5 million, which pertains to general business tax credits recognized by Presidion and current year net operating losses of $2.9 million. The amount of the deferred tax assets considered realizable, however, could be reduced in the future. The recognition of a valuation allowance in relation to Presidion’s deferred tax assets could result in a significant increase in income tax expense.

Results of Operations

The Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

Revenues. Revenues, representing gross billings less associated direct wage costs, decreased approximately $5.8 million (19.3%), to $24.4 million during the third quarter of 2004 from $30.2 million for the same period in 2003. Revenues for the nine-month period ended September 30, 2004 were $79.9 million, a decrease of approximately $14.3 million (15.2%) from $94.2 million for the same period in the prior year. This decrease is mainly a result of Presidion’s decision to serve clients with a lower risk profile and to cease serving certain high-risk clients. Presidion is continually assessing its client base and is focusing on retaining clients that remain profitable and adding new low risk clients with the potential of increasing profitability. Presidion considers clients to represent a high risk if, based upon safety and historical factors, there is a great likelihood of frequent on-the-job accidents pertaining to worksite employees and such accidents have a high likelihood of being severe. Presidion’s management believes that the volatility of earnings associated with the costs of workers’ compensation insurance programs will decrease as a result of not serving such high-risk clients. Volatility pertaining to workers’ compensation costs results when the number and severity of such accidents cannot be reasonably estimated, resulting in a wide range of possible losses for an insurance policy year.

Gross Profit. Gross profit was $5.4 million and $20.6 million for the three and nine-month periods ended September 30, 2004. This is a decrease of $2.1 million (28.2%) and $3.4 million (14.3%) from the gross profit during the same periods in 2003. This relates almost entirely to the decrease in revenues. In addition, during the first nine months of 2004 state unemployment taxes increased as a percentage of sales. Also during the first nine months of 2004 Presidion recognized $1.7 million in penalties associated with late payments of payroll taxes. See Commitments and Contingencies — Footnote 10. The tax penalties were partially offset by a decrease in workers’ compensation expense and healthcare insurance expense as a percentage of revenue, which were attributed to the move to serve lower-risk clients. The gross profit as a percentage of sales was 22.1% for the third quarter of 2004, down from 24.8 % for the same quarter in 2003. The gross profit as a percentage of sales was 25.8% and 25.5% for the nine months ended September 30, 2004 and 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $7.2 million and $6.9 million for the three months ended September 30, 2004 and 2003, respectively, and $21.7 million and $20.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increases pertain mainly to expenses incurred during the first nine months of 2004 in an attempt to obtain additional financing, for Lawson system conversion and support, third party legal fees including fees from binding arbitration and consolidation of operations. The increase is partially offset because of expenses incurred in the first nine months of 2003 for the reverse merger, the information systems conversion and the consolidation of certain administration functions to the corporate office.

Depreciation and Amortization. Depreciation and amortization expense was $0.3 million, which was 30.2% lower for the third quarter of 2004 versus the same period in 2003. Amortization expense increased slightly for client contracts acquired during the third quarter of 2004 and depreciation expense decreased related to accounting adjustments for depreciation expense for 2004 year to date. Depreciation and amortization expense was $1.3 million, which was 9.7% lower for the nine months ended September 30, 2004 versus the same period in 2003. The nine months ended variance was minimal due to a 2003 amortization adjustment of similar amount to the 2004 depreciation expense adjustment.

Operating Income (Loss). Presidion recognized an operating loss of $2.1 million in the third quarter of 2004 compared to operating income of $0.1 million during the third quarter of 2003. For the nine-month period ended September 30, 2004, Presidion recognized an operating loss of $2.4 million versus operating income of $2.2 million for the same period in 2003. Most of the net change in operating income (loss) related to the decrease in revenues, fees associated with seeking additional financing, consolidation expenses and payroll tax penalties.

Other Income (Expense). Other expense, net decreased $0.5 million to $0.7 million for three months ended September 30, 2004 from the three months ended September 30, 2003. It decreased approximately $1.0 million to $2.6 million for the first nine months of 2004 from $3.6 million for the same period in 2003. This decrease was almost entirely attributable to interest expense. During the first quarter of 2003, Presidion booked $0.9 million of interest expense to recognize the fair values of the warrant and the beneficial conversion feature associated with convertible debentures that we issued in that same period.

Provision for Income Taxes. Presidion recognized virtually no tax expense or benefit on a pre-tax loss of $2.8 million for the quarter ended September 30, 2004, compared to an income tax benefit of $.2 million on pre-tax loss of $1.0 million for the same period in 2003. The first nine months of 2004 included a minimal tax benefit for the pre-tax loss of $5.0 million. For the first nine months of 2003, income tax expense was minimal on a pre-tax loss of $1.4 million. Presidion’s pre-tax loss of $2.8 million for the quarter ended September 30, 2004 includes expenses totaling $0.4 million that are not deductible for tax purposes. Thus, the net operating loss for tax is $2.4 million, giving a tax benefit of $0.8 million. Presidion has recorded a valuation reserve for the entire tax benefit. For the nine months ended September 30, 2004, Presidion’s pre-tax loss was $5.0 million, which includes expenses of $2.1 million, in the aggregate, that are not deductible for tax purposes. The net operating loss for tax is $2.9 million, giving a tax benefit of $1.0 million for which Presidion has recorded a valuation reserve for the entire amount.

Net Loss. Presidion recognized a net loss of approximately $2.8 million and $0.8 million for the quarters ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, Presidion had net losses of $5.0 million and $1.4 million, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities amounted to $7.5 million for the nine months ended September 30, 2004. Presidion collected a net $4.6 million in accounts receivable from the beginning of the period. In addition, accrued compensation and benefits increased by a net $7.2 million. These cash inflows were partially offset by a net pay-down of accrued workers’ compensation premiums of $3.7 million. There were also smaller cash inflows and outflows for the period relating to various operating assets and liabilities.

Investing activities used $1.6 million of cash, pertaining to a variety of investing activities. Purchases of property and equipment used $0.9 million of the cash, payments on acquired client contracts used $0.5 million and investments used $0.3 million

Net cash utilized in financing activities amounted to $6.1 million for the nine months ended September 30, 2004, which consisted primarily of net payments on the bank line of credit ($3.3 million) and payments on other borrowings ($0.9 million.)

During the first nine months of 2004 Presidion recognized $1.7 million in penalties associated with late payments of payroll taxes. See Commitment and Contingencies – Footnote 10.

Presidion’s ability to continue as a going concern is contingent upon its ability to obtain adequate financing to support its operations and its ability to restructure its debt. Presidion will require additional financing in connection with its business. Presidion may seek additional funds from time to time through equity offerings and/or debt financing. Presidion is in default under its 10% promissory note and was in default on its line of credit agreement which has subsequently been paid off on November 19, 2004. Its current debt service obligations are in excess of anticipated cash flows from operations and Presidion has a negative current ratio. Management is working to take significant actions to enable Presidion to meet its current debt service obligations and provide adequate working capital to support its operations. These actions included restructuring certain debt agreements to extend the maturities and reduce debt service requirements to be more closely aligned with its expected cash flows from operations. Presidion has reached a final forbearance agreement regarding its line of credit. However, there is no assurance that Presidion will be able to successfully restructure its other debt, obtain waivers from its current other debt holders, or obtain adequate financing on terms favorable to Presidion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presidion is exposed to changes in interest rates in its cash and debt transactions. Presidion does not hold derivative financial instruments for trading or speculative purposes.

Presidion’s exposure relates to adverse movements in interest rates, primarily derived from the variable rates associated with its line of credit facility. Future changes in interest rates could possibly have a material adverse effect on Presidion’s financial position, results of operations and cash flows.

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

Financial Reporting Expertise. Over the course of the last three years, Presidion has grown through acquisitions and is attempting to position itself for further revenue growth. The integration of these acquisitions continues to place significant burdens on Presidion’s financial reporting systems and resources. The Certifying Officers have determined that Presidion did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. In connection with the evaluation of Presidion’s internal controls during the period ended September 30, 2004, Presidion’s Principal Executive Officer and Principal Financial Officer have determined that the following changes are necessary to its internal controls over financial reporting. The Certifying Officers, with Presidion’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the disclosure controls and procedures as effective in the future. In addition, in December 2003, Presidion appointed a new Chief Financial Officer with experience in the rules and regulations of the Securities and Exchange Commission, generally accepted accounting principles, financial reporting practices, and internal controls, in an effort to address this deficiency.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A case is pending in Highlands County, Florida seeking payment of alleged unpaid health care services under two health insurance plans. The Court granted class certification and Presidion and other defendants have appealed this ruling. The case is being defended by Presidion’s insurance carrier under a reservation of rights letter.

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

Subsequent to the end of the quarter, on October 22, 2004, Presidion and the holder of the 10% promissory note entered into a second forbearance agreement related to the default status of the note. A prior agreement required Presidion to issue 720,000 shares of common stock to the holders in October 2004. The only consideration that Presidion received for the shares was deferral on payment of the note. This second forbearance agreement did not constitute a waiver. Accordingly, Presidion is currently in default under the promissory note.

Item 3. Defaults Upon Senior Securities

Presidion had a line of credit agreement, as amended, with a financial institution, which expired on May 31, 2004. Presidion did not pay the amount outstanding at May 31, 2004. The outstanding balance on the line of credit was $1.3 million at September 30, 2004. The balance was paid off on November 19, 2004.

On February 12, 2003, Presidion issued 6.5% Secured Convertible Debentures in the aggregate principal amount of $2.0 million, due February 12, 2004, pursuant to which up to $2.0 million of Presidion’s common stock may be issued upon conversion of the debentures. The convertible debentures are secured by the corporate guarantee of Presidion Solutions, Inc.

Presidion was in default in relation to the debentures for failure to timely file a registration statement with the SEC. Presidion received a waiver of default and an extension on the maturity of the convertible debentures to July 31, 2004, which has now expired. Effective August 1, 2004, Presidion and the holder of the debentures entered into an amended waiver agreement. This agreement constitutes a waiver of default and extends the maturity date on the debentures to January 3, 2005.

On January 15, 2003 and February 27, 2003, Presidion entered into agreements with the holder of a 10% promissory note, the balance of which was $2.7 million at September 30, 2004, pertaining to the Amfinity acquisition, to extend the maturity of the note, release a pledge of Presidion’s common stock and provide replacement collateral to the holder. Under these agreements, a principal payment of $1.0 million was made in July 2003, and the remainder of the principal is to be deposited in 12 equal monthly payments into a collateral account beginning January 15, 2004 through December 15, 2004. Presidion did not make the required payments during the first half of 2004 and, as a result, is in default of this agreement. On June 9, 2004, Presidion and the holder of the note entered into a forbearance agreement. The agreement required Presidion to issue 3.5 million shares of common stock to the holders in June 2004. In addition, the agreement required payment of accrued interest and consulting fees, and set forth a change in the interest rate attached to the note. The forbearance agreement expired on July 15, 2004. Effective October 5, 2004 Presidion entered into a second forbearance agreement with the holder of the 10% promissory note. This agreement forbears the holder from collecting on the note, as long as Presidion adheres to the requirements set forth in this forbearance agreement. In addition, the agreement required payment of accrued interest a non-refundable fee, and set forth a change in the interest rate attached to the note. This agreement does not constitute a waiver. Accordingly, Presidion is currently in default under this agreement.

Subsequent to the end of the third quarter, and as a provision of the first forbearance agreement, Presidion issued 720,000 shares of common stock to the holders in October 2004.

On March 31, 2002, Presidion entered into an agreement with the holder of a non-interest bearing note payable whereby, in exchange for modifying the payment terms of the original note and in consideration for the holder transferring the holder’s interest in a building to Presidion upon payment of the note Presidion agreed to cancel the holder’s note receivable. In accordance with the terms of the amended agreement, Presidion is obligated to make payments of $0.1 million per month through October 10, 2004. The outstanding balance on this note was $0.5 million at September 30, 2004 and remains unpaid.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.3	Second Forbearance Agreement, dated October 5, 2004, by and between Presidion Solutions, Inc. (formerly known as Affinity Business Services, Inc.) (“PSI”), and ABS IV, Inc. (formerly know as Affinity Business Solutions, Inc.), Paradyme, Inc. (formerly known as Amfinity H.R. Solutions, Inc.), and Paradyme National Insurance Brokers, Inc., (together, the “Paradyme Parties”). Presidion Corporation (“Presidion”), James E. Baiers, Craig A. Vanderburg, and John W. Burcham, II (together the “Guarantors”, and together with the Paradyme Parties and Presidion, the “Presidion Parties”), and Diane M. Hendricks and Kenneth A. Hendricks (together, the ‘Lenders”).	Included in this filing
Exhibit 10.4	Forbearance Agreement dated July 1, 2004, among Comerica Bank, Sunshine Staff Leasing, Inc., Sunshine Companies, Inc., Sunshine Companies II, Inc., Sunshine Companies III, Inc., Sunshine Companies IV, Inc., Paradyme, Inc., ABS IV, Inc., Craig A. Vanderburg, John Burcham, Presidion Solutions, Inc. and Presidion Corporation.	Included in this filing
Exhibit 10.5	Amendment and Waiver Agreement dated August 1, 2004, by and among Mercator Momentum Fund, L.P., a California limited partnership (“MMF”), Mercator Momentum Fund III, L.P., a California limited partnership (“MFF “ and together with MMF and MMFIII, the “Lenders” and each of them, a “Lender”), Mercator Advisory Group, LLC, as Agent for Lenders (“Agent”), and Presidion Solutions, Inc., a Florida corporation (“Company’) and Presidion Corporation, formerly known as MediaBus Networks, Inc. a Florida Corporation (“Parent” and together with Company, the “Borrowers” and each, a “Borrower”)	Included in this filing
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing

(b) Presidion filed no reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Presidion Corporation
(Registrant)

Date	November 22, 2004	By

/S/ Craig A. Vanderburg
		Craig A. Vanderburg	(Principal Executive Officer)
President, Chief Executive Officer and Director

/S/ Brian Jarzynski
		Brian Jarzynski	(Principal Financial and Accounting Officer)
Chief Financial Officer

EXHIBITS INDEX

Exhibit 10.3	Second Forbearance Agreement, dated October 5, 2004, by and between Presidion Solutions, Inc. (formerly known as Affinity Business Services, Inc.) (“PSI”), and ABS IV, Inc. (formerly know as Affinity Business Solutions, Inc.), Paradyme, Inc. (formerly known as Amfinity H.R. Solutions, Inc.), and Paradyme National Insurance Brokers, Inc., (together, the “Paradyme Parties”). Presidion Corporation (“Presidion”), James E. Baiers, Craig A. Vanderburg, and John W. Burcham, II (together the “Guarantors”, and together with the Paradyme Parties and Presidion, the “Presidion Parties”), and Diane M. Hendricks and Kenneth A. Hendricks (together, the ‘Lenders”).	Included in this filing
Exhibit 10.4	Forbearance Agreement dated July 1, 2004, among Comerica Bank, Sunshine Staff Leasing, Inc., Sunshine Companies, Inc., Sunshine Companies II, Inc., Sunshine Companies III, Inc., Sunshine Companies IV, Inc., Paradyme, Inc., ABS IV, Inc., Craig A. Vanderburg, John Burcham, Presidion Solutions, Inc. and Presidion Corporation	Included in this filing
Exhibit 10.5	Amendment and Waiver Agreement dated August 1, 2004, by and among Mercator Momentum Fund, L.P., a California limited partnership (“MMF”), Mercator Momentum Fund III, L.P., a California limited partnership (“MFF “ and together with MMF and MMFIII, the “Lenders” and each of them, a “Lender”), Mercator Advisory Group, LLC, as Agent for Lenders (“Agent”), and Presidion Solutions, Inc., a Florida corporation (“Company’) and Presidion Corporation, formerly known as MediaBus Networks, Inc. a Florida Corporation (“Parent” and together with Company, the “Borrowers” and each, a “Borrower”)	Included in this filing
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2003	Included in this filing
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	Included in this filing